Form 10QSB
period 1996-06-30
PACIFIC RESEARCH & ENGINEERING CORP
filed 1996-08-09
CIK 1007583

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
               For the period ended JUNE 30, 1996
                                    -------------

[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________

                      Commission File Number :  333-858-LA
                                                ----------

                  PACIFIC RESEARCH AND ENGINEERING CORPORATION
                  --------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     California                        95-2638420
     (State or other Jurisdiction      (IRS Employer
     of incorporation)                 identification No.)


               2070 Las Palmas Drive, Carlsbad, California, 92009
               --------------------------------------------------
            (Address of principal executive offices)    (Zip code)

                                 (619)438-3911
                                 -------------
                          (issuer's telephone number)
                          ---------------------------

     Check whether the issuer (1) filed all reports required to e filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2305500 on June 30, 1996
                                                   ------------------------

                   Pacific Research & Engineering Corporation
                                   Form 10-Q
                               Table of Contents

Part I:  Financial Information
         Item 1:   Financial Statements.................................................................

                   Condensed Consolidated Balance Sheets as of December 31, 1995
                   and June 30, 1996....................................................................       3

                   Condensed Consolidated Statements of Operations for the Quarters
                   Ended June 30, 1995 and 1996 and the Six Months Ended June 30,
                   1995 and 1996........................................................................       4

                   Condensed Statements of Cash Flows for the Six Months Ended June 30,
                   1995 and 1996........................................................................       5

                   Notes to Condensed Consolidated Financial Statements.................................       6

         Item 2:   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations................................................................       8

Part II:  Other Information

         Item 1:   Legal Proceedings....................................................................       14

         Item 2:   Changes in Securities................................................................       14

         Item 3:   Defaults upon Senior Securities......................................................       14

         Item 4:   Submissions of Matters to a vote of Security Holders.................................       14

         Item 5:   Other Information....................................................................       14

         Item 6:   Exhibits and Reports on Form 8-K.....................................................       14

         Signatures.....................................................................................       15

                 PACIFIC RESEARCH AND ENGINEERING CORPORATION



                                BALANCE SHEETS

                                                                   DECEMBER 31,                JUNE 30,
                                                                      1995                       1996
                                                                   ------------               ----------
                                                                                              (unaudited)
                    ASSETS
- --------------------------------------------
CURRENT ASSETS:                                                      $      500               $3,304,723
   Cash and cash equivalents
   Accounts receivable, less allowance for doubtful accounts of
       $15,000 for all periods presented                                574,782                  960,040
   Inventories, net                                                   1,297,549                1,495,463
   Deferred tax benefit                                                   6,340                   96,801
   Prepaid expenses                                                     119,706                  184,017
                                                                     ----------               ----------
            TOTAL CURRENT ASSETS                                      1,998,877                6,041,044
PROPERTY AND EQUIPMENT, net                                             591,644                  647,993
OTHER ASSETS                                                            431,875                  612,328
                                                                     ----------               ----------
                                                                     $3,022,396               $7,301,365
                                                                     ==========               ==========
                  LIABILITIES AND
                SHAREHOLDERS' EQUITY
- --------------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                  $  558,225               $  608,972
   Accrued expenses                                                     182,178                  174,693
   Customer advances                                                    329,381                  296,155
   Due to shareholders                                                      --                       --
   Line of credit                                                        96,468                  341,468
   Notes payable - current portion                                       99,996                   99,996
   Capital lease obligations - current portion                           30,433                   31,073
                                                                     ----------               ----------
              TOTAL CURRENT LIABILITIES                               1,296,681                1,552,357
NOTES PAYABLE, net of current portion                                   300,004                  241,673
CAPITAL LEASE OBLIGATIONS, net of current portion                        70,151                   55,857
                                                                     ----------               ----------
              TOTAL LIABILITIES                                       1,666,836                1,849,887

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, no par value, 25,000,000 shares authorized;
      1,305,500 shares issued and outstanding on December 31, 1995;
      2,305,500 shares issued and outstanding on June 30, 1996           81,179                4,331,798
   Additional paid in capital                                               --                    50,000
   Retained earnings                                                  1,274,381                1,069,680
                                                                     ----------               ----------
            TOTAL SHAREHOLDERS' EQUITY                                1,355,560                5,451,478
                                                                     ----------               ----------
                                                                     $3,022,396               $7,301,365
                                                                     ==========               ==========


   The accompanying notes are an integral part of these condensed financial statements.

                 PACIFIC RESEARCH AND ENGINEERING CORPORATION

                             STATEMENTS OF INCOME

                                                              THREE MONTHS                        SIX MONTHS
                                                                  ENDED                             ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                       ---------------------------       ---------------------------
                                                          1996             1995             1996             1995
                                                       ----------        ---------       ----------        ---------
                                                               (unaudited)                       (unaudited)
NET SALES                                              $1,970,555        1,610,629       $3,920,922        3,456,730
COST OF SALES                                           1,122,445          930,323        2,261,678        2,003,680
                                                       ----------        ---------       ----------        ---------
  Gross Profit                                            848,110          680,306        1,659,244        1,453,050

OPERATING EXPENSES:
  General and administrative                              277,198          249,708          530,770          514,544
  Selling and marketing                                   191,958          209,035          362,011          341,473
  Research and engineering                                180,909          220,147          339,194          424,903
  Depreciation and amortization                            41,612           37,180           80,920           74,422
                                                       ----------        ---------       ----------        ---------
          TOTAL OPERATING EXPENSES                        691,677          716,070        1,312,895        1,355,342

INCOME FROM OPERATIONS                                    156,433          (35,764)         346,349           97,708

OTHER INCOME (EXPENSES):
  Interest expense                                        (13,696)         (17,507)         (26,999)         (31,108)
  Gain on sale of assets                                        -                -           16,087                -
  Other                                                     9,694            3,005           10,163            4,887
                                                       ----------        ---------       ----------        ---------
          TOTAL OTHER INCOME (EXPENSE)                     (4,002)         (14,502)            (749)         (26,221)

INCOME BEFORE INCOME TAXES                                152,431          (50,266)         345,600           71,487
  Income taxes                                                  -                -                -                -
                                                       ----------        ---------       ----------        ---------
NET INCOME                                             $  152,431          (50,266)      $  345,600           71,487
                                                       ==========        =========       ==========        =========

EARNINGS (LOSS) PER AVERAGE
  COMMON SHARE (Unaudited)                             $     0.09            -0.04       $     0.23             0.05

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                    1,648,782        1,305,500        1,484,603        1,305,500
                                                       ==========        =========       ==========        =========

PRO FORMA (Unaudited):
  Income before income taxes                           $  152,431          (50,266)      $  345,600           71,487
  Pro forma income taxes                                   60,972                -          138,240           28,595
                                                       ----------        ---------       ----------        ---------
  Pro forma net income (loss)                              91,459          (50,266)         207,360           42,892

  Pro forma earnings (loss) per common share           $     0.06            -0.04       $     0.14             0.03

  Shares used in pro forma per share calculation        1,648,782        1,305,500        1,484,603        1,305,500
                                                       ==========        =========       ==========        =========

   The accompanying notes are an integral part of these condensed financial statements.

                 PACIFIC RESEARCH AND ENGINEERING CORPORATION



                           STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS
                                                                                                ENDED
                                                                                               JUNE 30,
                                                                                         --------------------
                                                                                            1996       1995
                                                                                         ----------  --------
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $  345,600    64,292
  Adjustments to reconcile net income to net cash provided by (used in)                          --        --
    operating activities:                                                                        --        --
      Depreciation and amortization                                                          80,920    74,421
      Deferred income tax provision                                                              --        --
      Gain on sale of assets                                                                     --        --
      Change in operating assets and liabilities:                                                --        --
        Accounts receivable                                                                (385,258)   (4,194)
        Inventories                                                                        (197,912)  (85,911)
        Prepaid expenses and other assets                                                  (335,225)  (37,122)
        Accounts payable                                                                     50,472   217,170
        Accrued expenses                                                                     (7,215)  (53,045)
        Customer advances                                                                   (33,226) (223,091)
                                                                                         ----------  --------
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES                                        (481,844)  (47,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                      (137,269) (181,260)
  Proceeds from sale of assets                                                                   --        --
                                                                                         ----------  --------
NET CASH USED INVESTING ACTIVITIES                                                         (137,269) (181,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and line of credit                                245,000   160,000
  Proceeds from sale of common stock                                                      4,250,619        --
  Proceeds from sale of common stock warrants                                                50,000        --
  Proceeds (Payments) on notes payable and line of credit                                   (58,331)  (27,612)
  Payments under capital lease obligations                                                  (13,654)  (13,128)
  Distributions to shareholders                                                            (550,298)  (36,222)
                                                                                         ----------  --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       3,923,336    83,038

NET INCREASE (DECREASE) IN CASH                                                           3,304,223  (145,702)
CASH, BEGINNING OF PERIOD                                                                       500   146,202
                                                                                         ----------  --------
CASH, END OF PERIOD                                                                      $3,304,723       500
                                                                                         ==========  ========

   The accompanying notes are an integral part of these condensed financial statements.

    Pacific Research & Engineering Corporation Notes to Condensed Financial Statements (Information as of June 30, 1996 and for the quarters and six months ended June 30, 1995 and 1996 is unaudited)



1.  Interim Financial Data (Unaudited):

     The unaudited financial statements for the quarters and six months ended June 30, 1995 and 1996 have been prepared on the same basis as the audited financial statements and, in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading.

     The Company's balance sheet as of December 31, 1995 was derived from the Company's audited financial statements but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.



2.  Initial Public Offering:

     The Company completed its initial public offering of 500,000 units, each consisting of two shares of common stock and one redeemable warrant to purchase one share of common stock, at $11 per unit, in May of 1996, (R No. 33-858-LA).

3.  Termination of S Corporation status:

     Prior to the completion of its initial public offering discussed above, the Company had elected treatment as an S Corporation for federal and state income tax purposes. Under S-corp provision, shareholders are liable for their respective shares of the Company's taxable income. Upon completion of the public offering, the Company's S Corporation status for federal and state income tax purposes was terminated, resulting in the establishment of a net deferred tax asset calculated at normal federal and state income tax rates. The establishment of the asset caused a one-time credit to earnings as a reduction of income tax expense equal to the amount of the net change in deferred tax benefit. As of June 30, 1996, the amount of the current deferred tax asset was approximately $93,000. The current deferred tax asset comprises, primarily, temporary differences relating to inventory valuation and certain reserves and accruals.

4.  Distribution to Shareholders:

     Concurrent with the termination of its S Corporation status, the Company made a distribution to its shareholders of previously taxed and undistributed S Corporation earnings (see note K of the Company's December 31, 1995 audited financial statements). The amount of the distribution was approximately $640,000.

5.  Stock Option Plan:

     A total of 1,200,000 shares of the Company's Common Stock has been reserved for issuance under the Company's 1996 Omnibus Stock Plan (the "Stock Plan"), which expires by its own terms in 2006.

    Pacific Research & Engineering Corporation Notes to Condensed Financial
                              Statements Continued

     The Stock Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to employees, officer, directors and consultants of the Company. Incentive stock options may be granted only to employees. The Stock Plan is administered by the Board of Directors or a committee appointed by the Board, which determines the terms of all grants, including the exercise price, the number of shares subject to grants, and the exercisability and vesting schedules.

     As of June 30, 1996, the following grants have been made under the Stock
Plan:

     To each of Mssrs. John Robbins and Michael Bosworth, both members of the Company's Board of Directors, a ten year option to purchase 5,000 shares of Common Stock, exercisable at the initial public offering price. Additionally, Mssrs. John Robbins and Michael Bosworth will receive ten year options to purchase 2,500 shares of common Stock at the then-market price on the date of the grant on the first three anniversaries of their election as a director. Each grant is conditioned upon the person being a director at the time of the grant.

     Additionally, options to purchase a total of 750,000 shares of the Common Stock were granted pro rata, based upon current share ownership, to Messrs. Williams, Dosch, Eyler and Pollard, executive officers of the Company and Messrs. Staros and Jackson, key employees of the Company. These options will become exercisable, if at all, over a five year period commencing on the effective date of the Offering, at the initial public offering price, pursuant to the schedule set forth below, if the Company achieves the following performance criteria: (i) 100,000 shares the first year following the Offering if the Company's earnings per share are at least $0.25 or the Common Stock achieves a price of at least $6.00 per share; (ii) 100,000 shares the second year following the Offering if the Company's earnings per share are at least $0.30 or the Common Stock achieves a price of at least $7.20 per share; (iii) 100,000 shares in the third year following the Offering if the Company's earnings per share are at least $0.36 or the Common Stock achieves a price of at least $8.64 per share; (iv) 225,000 shares will be available in the fourth year following the Offering if the Company's earnings per share are at least $0.43 per share or the Common Stock achieves a price of at least $10.37 per share; and
(v) 225,000 shares in the fifth year following the Offering if the Company's earnings per share are at least $0.52 or the Common Stock achieves a price of at least $12.44 per share. In the event the Company does not achieve these performance criteria in any given year, any shares reserved for issuance but not yet vested will become exercisable in addition to such subsequent year's shares if the Company achieves the performance criteria in such subsequent year. For purposes of calculating earnings per share under the above formula, earnings per share will be calculated without taking into account any compensation expense required under generally accepted accounting principles due to recognition of any expense as a result of the exercisability of the performance shares.

6.   Earnings per share:

     Options and warrants outstanding as of June 30, 1996 are antidilutive for purposes of calculating primary and fully diluted earnings per share and are, therefore, ignored.

7. As discussed in Note 3, the Company's corporation status terminated upon completion of its initial public offering in May, 1996. The accompanying condensed statements of income include unaudited proforma income tax provisions, to reflect the income tax expense of the Company as if it had been subject to normal federal and state income taxes for the period presented.

    Management Discussion and Analysis of Financial Condition and Results of
                                   Operation

                                    Overview

     Since incorporation in October 1969, Pacific Research & Engineering, a California corporation, ("PR&E," the "Company") has produced high quality studio products and services including audio control and mixing consoles, cartridge machines, digital workstations, and a wide range of peripheral products for the radio broadcasting industry. The Company also provides technical furniture and offers studio integration and design services for turnkey systems projects. The Company's primary customers are the nation's top rated radio stations and network facilities. The Company believes it had developed a solid reputation in supplying quality products and services to the broadcast industry. The Company recently introduced, on a limited basis, products for the television broadcast industry.

     The Company's manufacturing and development activities are conducted in four principal areas: audio control consoles, digital recording equipment, peripheral equipment and custom system products. Some of the Company's customers include Capital Cities/ABC, Disney, Infinity Broadcasting and Bonneville International ("Bonneville").

     One family of audio control consoles which the Company manufactures (the "X-Class") are mainframes with both on-air and production capabilities configured with various accessory modules affording flexible add-on-features. Modules for high-end consoles may include the capacity to: handle a talk show with four independent telephone feeds, equalize and/or process the inputs, record a stereo feed for later broadcast and work with two separate studios and a remote all at the same time. The Radiomixer console (part of the "Mixer-Class") was developed by the Company as a lower-priced on-air console targeted at price sensitive domestic and international markets. The Radiomixer can perform several jobs simultaneously handling up to two telephones. Approximately 58% of gross income for fiscal 1995 and 53% for fiscal 1994 was attributable to the console line of business.

     Digital recording equipment is manufactured and sold as part of the ADX workstation line with one of the more popular versions termed the ADX Ensemble. The Ensemble is a stand alone digital audio workstation featuring automated digital recording and mixing, incorporating an Apple Macintosh 6100/66 for display and control. Like a word processor for audio, Ensemble has the ability to cut, copy, paste and move audio segments around to create sophisticated audio productions. An optical backup drive feature, similar to a recordable compact disc, allows the user to read and write directly to an optical drive without having to load individual projects onto the hard drive. Approximately 9% of gross income for fiscal 1995 and 5% for fiscal 1994 was attributable to the ADX line.

     The needs of a broadcast studio vary depending upon the requirements and budgets of the broadcast facility. The Company custom builds integrated turnkey systems to meet each studio's objective providing custom cabinetry, audio and logic wiring, as well as installation services. Each customized system is fully documented and thoroughly tested in the Company's manufacturing facility prior to shipment. Approximately 23% of gross revenues for fiscal 1995 and 31% for fiscal 1994 was attributable to this line of business.

     The Company is located at 2070 Las Palmas Drive, Carlsbad, California 92009, telephone (619) 438-3911. The Company has been in continual operation since it was incorporated in 1969.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items in the Company's Condensed Statements of Operations for the periods indicated:


                                      Three Months Ended June 30                  Six Months Ended June 30
                                 -------------------------------------   ------------------------------------------
                                     1996        1995       Percent          1996          1995           Percent
                                 (Unaudited)  (Unaudited)  Incr (Decr)    (Unaudited)   (Unaudited)     Incr (Decr)

Net sales                             100.0%    100.0%          22.4%         100.0%       100.0%             13.4%

Cost of sales                          57.0%     57.8%          20.7%          57.7%        58.0%             12.9%
                                 ----------------------------------------------------------------------------------
Gross profit                           43.0%     42.2%          24.7%          42.3%        42.0%             14.2%


Expenses:
- ------------------------------

General and administrative             14.1%     15.5%          11.0%          13.5%        14.9%              3.2%
Selling and marketing                   9.8%     13.0%          (8.2%)          9.2%         9.9%              6.0%
Research and engineering                9.3%     13.7%         (17.8%)          8.7%        12.3%            (20.2%)
Depreciation and amortization           2.1%      2.3%          11.9%           2.1%         2.2%              8.7%
                                 ----------------------------------------------------------------------------------
Total operating expenses               35.3%     44.5%          (3.4%)         33.5%        39.2%             (3.1%)

Income from operations                  7.7%     (2.2%)         NA              8.8%         2.8%             NA

Other income (expenses):
- ------------------------------
Interest income (expense)              (0.7%)    (1.1%)        (21.8%)         (0.7%)       (0.9%)           (13.2%)
Gain on sale of asset                   0.0%      -             NA              0.4%         -                -
Other                                   0.5%      0.2%          NA              0.3%         0.1%             NA
                                 ----------------------------------------------------------------------------------
Total other income (expense)           (0.2%)    (0.9%)        (72.4%)          0.0%        (0.8%)           (97.1%)

Income before income taxes              7.5%     (3.1%)         NA              8.8%         2.1%             NA

Provision for income taxes              -         -             -               -            -                -

Net income                              7.5%     (3.1%)         NA              8.8%         2.1%             NA


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

     Sales increased $464,000 or 13.4%, from $3,457,000 for the six months ended June 30, 1995 to $3,921,000 for the six months ended June 30, 1996. The Company believes the sales increase to be the result of a wave of consolidation, merger and acquisition activity triggered by the signing of the Telecommunications Bill in February of 1996 (see management's discussion and analysis for the three months ended June 30, 1996). The Company believes the current conditions prevalent in the radio industry will continue to create a market for the Company's goods and services.

     Additionally, radio advertising revenues continue to grow, providing the capital broadcasters need to upgrade their facilities in order to attract and maintain top talent.

     Cost of sales increased $258,000 or 12.9% from $2,004,000 to $2,262,000 due to the sales increase, but decreased slightly as a percent of revenues for the six months ended June 30, 1996 compared to the same period in 1995.

     The Company continually evaluates its inventory purchasing and handling policies, as well as its manufacturing processes, to ensure the maintenance of, or improvement to, gross margins. Accordingly, gross margin increased $207,000 (from $1,453,000 to $1,659,000) or 14.2% due primarily to the increase in sales, and increased as a percent of revenue from 42.0% to 42.3% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

     General and administrative expenses (including depreciation and amortization) increased approximately $23,000 or 3.9% for the comparable periods ($612,000 in 1996, compared to $589,000 in 1995). The increase was due , primarily, to additional expenses incurred in connection with the Company's initial public offering, completed in May 1996, additional payroll costs, and expenses associated with the donation of radio equipment to a public radio broadcast facility ($15,000). As a percent of revenue, however, general and administrative expenses decreased 1.5% from 17.1% in 1995 to 15.6% in 1996.

     Selling and marketing expenses increased $21,000 or 6.1% from $341,000 in 1995 to $362,000 in 1996 due, primarily, to the addition of a Sales Manager as well as additional sales professionals. The Company expects to take advantage of the growing radio market generated by the Telecommunication Bill (see management's discussion and analysis of sales, above) and will continue to invest prudently in this area to maximize market penetration. Selling and marketing expenses as a percentage of revenue decreased slightly from 9.9% in 1995 to 9.2% in 1996.

     Research and engineering expenses decreased $86,000 or 20.2% from $425,000 in 1995 to $339,000 in 1996. The primary reason for the decrease is that, during the six months ended June 30, 1996, the Company capitalized certain development costs relating to the coding, testing and other expenditures related to new products that will be sold, leased or otherwise marketed, in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

     Capitalized research and engineering expenses for the six months ended June 30, 1996 are approximately $311,000. The Company did not capitalize any such costs for the comparable period in 1995. The Company has incurred and will continue to incur additional research and engineering payroll expenses as it recruits and hires the engineering staff necessary to develop and launch new product. The Company will also continue to invest in state-of -the-art computer equipment and CAD products to enable its engineering team to manage product development as radio migrates from analog to digital.

Research and engineering expenses decreased , as a percent of revenue, from 12.3% for the six months ended June 30,1995 to 8.7% for the six months ended June 30, 1996 due to the increase in sales, and to the expense capitalization discussed above.

     Income from operations increased $249,000 or 254.4% from $98,000 for the six months ended June 30, 1995 to $346,000 for the six months ended June 30, 1996 reflecting the 14.2% increase in gross margin and 3.1% reduction in operating expenses for the comparable periods. Operating income, as a percent of revenue, increased 6% from 2.8% for the six months ended June 30, 1995 to 8.8% for the six months ended June 30, 1996.

     Interest expense decreased $4,000 or 13.2% for the comparable periods, reflecting a decrease in borrowing on the line of credit.

     The Company incurred a gain of approximately $16,000 for the six months ended June 30, 1996, resulting from an upgrade to an enhanced CAD/engineering software package. The gain has been properly classified as other income in the financial statements. The Company had no other income of this nature for the six months ended June 30, 1995.

     The combined results, as discussed above, yielded a net income before taxes of $346,000 for the six months ended June 30, 1996 compared to approximately $71,000 for the six months ended June 30, 1995, or an approximately 383.4% increase.



THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

     Sales increased $360,000 or 22.4% from $1,610,000 for the three months ended June 30, 1995 to $1,971,000 for the three months ended June 30, 1996. The Company believes the increase in activity was directly related to the passage of the Telecommunication Bill in early February of 1996, which relaxed the ownership requirements imposed upon group broadcast companies. The Company believes that as broadcast companies complete planned mergers and acquisitions, they will continue to focus on the capital spending needs of these larger entities, creating increased opportunities for the Company.

     Cost of sales increased $192,000 or 21% due to the sales increase, but remained essentially unchanged as a percent of revenues for the three months ended June 30, 1996 compared to the same period in 1995. Accordingly, the Company experienced a nearly 25% increase in gross profit for the three months ended June 30, 1996 compared to 1995.

     General and administrative expenses (including depreciation and amortization) increased approximately $32,000, or 11.1% for the comparable three month periods ($319,000 in 1996, compared to $287,000 in 1995). The increase was due, primarily, to additional expenses incurred in connection with the Company's initial public offering, completed in May, 1996. As a percent of revenue, however, general and administrative expenses decreased 1.6%, from 17.8% in 1995 to 16.2% in 1996.

     Selling and marketing expenses decreased $17,000 or 8.1% from $209,000 in 1995 to $192,000 in 1996. The Company expects selling and marketing expenses to increase, beginning in the third quarter of 1996, as it invests in the sales personnel and marketing materials necessary to take advantage of the growing radio market. Selling and marketing expenses as a percentage of revenue decreased 3.2% from 13.0% in 1995 to 9.8% in 1996.

     Research and engineering expenses decreased $39,000 or 17.8%, from $220,000 in 1995 to $181,000 in 1996. The primary reason for the decrease is that, during the three months ended June 30, 1996, the Company capitalized certain development costs relating to the coding, testing and other expenditures related to new products that will be sold, leased or otherwise marketed, in accordance with the provisions of Statement of Financial Accounting Standards No. 86. The capitalized research and engineering expenses for the three months ended June 30, 1996 are approximately $168,000.

     Income from operations increased nearly $193,000 from a loss of $36,000 in 1995 to $156,000 in 1996, primarily due to the increase in sales. Accordingly, operational income, as a percent of revenue, increased from -2.2% in 1995 to 7.7% in 1996.

     Interest expense for the comparable quarters decreased nearly $4,000 or 22% from $18,000 in 1995 to $14,000 in 1996. Reflecting a decrease in borrowing on the Company's line of credit.

     Net income before taxes increased nearly $203,000 from a loss of $50,000 in 1995 to $152,000 in 1996, primarily due to increased sales.

     Liquidity and Capital Resources

     The Company's principal capital requirements are to fund the expansion of its internal sales department, increase advertising and marketing, increase engineering and development of new products and development of worldwide markets. The Company has historically satisfied its cash requirements through cash flows from operations and bank borrowings. The Company completed its initial public offering of Common Stock in May of 1996 and realized net proceeds of approximately $4.2 million after underwriting discount and offering expenses. As of June 30, 1996, the Company had $3.3 million in cash and cash equivalents.

     The Company's operating activities used cash of $482,000 and $48,000 for the six months ended June 30, 1996 and 1995 respectively. The cash used in operations for the six months ended June 30, 1995 was accounted for primarily by a reduction in customer advances ($223,091) and an increase in inventory ($86,000). Cash used in operations for the six months ended June 30, 1996 was the result, primarily, of an increase in inventory ($198,000), an increase in accounts receivable ($335,000), which was primarily a result of capitalized engineering expenses in accordance with statement of financial accounting standards no. 86.

     Cash used in investing activities for the six months ended June 30, 1996 and 1995 was $137,000 and $181,000, respectively. Such investing activities for all periods involved primarily purchases of property and equipment.

     Cash provided by financing activities was $3.9 million and $83,000 in the six months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996, such financing activities consisted primarily of the proceeds of the Company's initial public offering of Common Stock, and, to a lesser extent, borrowings on the Company's line of credit. For the six months ended June 30, 1995, such financing activities consisted primarily of borrowing on the line of credit.

     At June 30, 1996, the Company's principal sources of liquidity were its cash and cash equivalents of $3.3 million. The Company expects to repay its bank term loans, of approximately $342,000, in the third quarter of 1996. Additionally, the Company expects to re negotiate its current line of credit, under more favorable terms and conditions, to provide additional liquidity.

     The Company believes that the net proceeds from its initial public offering completed as May 1996, together with current cash and equivalents, its bank line of credit, its capital leases and funds generated from operations, if any, will provide adequate liquidity, to meet the Company's capital and operating requirements through at least the year ending December 31, 1997.

     As a result of terminating its S Corporation status upon completion of its Initial Public Offering, the Company was required to record additional deferred tax benefit, which relates primarily to temporary differences between financial and income tax reporting of depreciation, accrued expenses and inventory valuation, that were attributable to the periods it had elected to be treated as an S Corporation. Under Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which is effective for fiscal years beginning after December 15, 1992, the recording of additional deferred tax benefit resulted in a one-time non-cash credit to earnings as a reduction of income tax equal to the amount of the deferred tax asset adjustment. The change by the Company from a S Corporation to a C Corporation had a positive impact on the Company's reported income for the quarter ending June 30, 1996, and is expected to have a positive impact on the Company's reported income for the year ending December 31, 1996. As of June 30, 1996, the amount of the Company's additional deferred tax asset to be recorded was approximately $93,000.

PART II - OTHER INFORMATION


Item  1.       Legal Proceedings
               -----------------
                     None

Item  2.       Changes in Securities
               ---------------------
                     None

Item  3.       Default Upon Senior Securities
               ------------------------------
                     None

Item  4.       Submission of Matters to a Vote of Securities Holders
               -----------------------------------------------------
                     None

Item  5.       Other Information
               -----------------
                     None

Item  6.       Exhibits and Reports on Form 8-K
               --------------------------------

               (a)  Exhibits             None

               (b)  Reports on Form 8-K  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PACIFIC RESEARCH & ENGINEERING CORP.

                         By: /s/ Larry Eyler
                            ---------------------------------
                            Larry Eyler
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)