Form 10QSB
period 1996-09-30
PACIFIC RESEARCH & ENGINEERING CORP
filed 1996-11-12
CIK 1007583

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



/X/      QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
                     For the period ended SEPTEMBER 30, 1996

/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the transition period from ___________ to __________

                       Commission File Number : 333-858-LA

                  PACIFIC RESEARCH AND ENGINEERING CORPORATION
        (Exact name of small business issuer as specified in its charter)


         California                                   95-2638420
         (State or other Jurisdiction                 (IRS Employer
         of incorporation)                            identification No.)


               2070 Las Palmas Drive, Carlsbad, California, 92009
              (Address of principal executive offices)  (Zip code)

                                  (619)438-3911
                           (issuer's telephone number)

         Check whether the issuer (1) filed all reports required to e filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2305500 on September 30, 1996

                   Pacific Research & Engineering Corporation
                                    Form 10-Q
                                Table of Contents


Part I:   Financial Information

          Item 1: Financial Statements................................................

                  Condensed Consolidated Balance Sheets as of December 31, 1995
                            and September 30, 1996....................................

                  Condensed Consolidated Statements of Operations for the Quarters
                            Ended September 30, 1995 and 1996 and the Nine Months
                            Ended September 30, 1995 and 1996.........................

                  Notes to Condensed Consolidated Financial Statements................

          Item 2:  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................

Part II:  Other Information

          Item 1:  Legal Proceedings..................................................

          Item 2:  Changes in Securities..............................................

          Item 3:  Defaults upon Senior Securities....................................

          Item 4:  Submissions of Matters to a Vote of Security Holders...............

          Item 5:  Other Information..................................................

          Item 6:  Exhibits and Reports on Form 8-K...................................

          Signatures..................................................................

                  PACIFIC RESEARCH AND ENGINEERING CORPORATION


                                 BALANCE SHEETS

                                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                                         1995             1996
                                                                                   ----------------  ----------------
                                ASSETS                                                                 (unaudited)
            ------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                        $      500       $2,765,436
     Accounts receivable, less allowance for doubtful accounts of
        $15,000 for all periods presented                                                574,782          829,486
     Inventories, net                                                                  1,297,549        1,515,970
     Deferred tax benefit                                                                  6,340           93,000
     Prepaid expenses                                                                    119,706          182,632
                                                                                      ----------       ----------
            TOTAL CURRENT ASSETS                                                       1,998,877        5,386,524
PROPERTY AND EQUIPMENT, net                                                              591,644          892,788
OTHER ASSETS                                                                             431,875          884,110
                                                                                      ==========       ==========
                                                                                      $3,022,396       $7,163,422
                                                                                      ==========       ==========


                            LIABILITIES AND
                         SHAREHOLDERS' EQUITY
            ------------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                                 $  558,225       $  763,391
     Accrued expenses                                                                    182,178          249,345
     Customer advances                                                                   329,381           61,878
     Line of credit                                                                       96,468          341,468
     Notes payable - current portion                                                      99,996           99,996
     Capital lease obligations - current portion                                          30,433           31,073
                                                                                      ----------       ----------
            TOTAL CURRENT LIABILITIES                                                  1,296,681        1,547,151
NOTES PAYABLE, net of current portion                                                    300,004          225,007
CAPITAL LEASE OBLIGATIONS, net of current portion                                         70,151           48,153
                                                                                      ----------       ----------
            TOTAL LIABILITIES                                                          1,666,836        1,820,311

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Common stock, no par value, 25,000,000 shares authorized; 1,305,500 shares issued and outstanding on December 31, 1995;
        2,305,500 shares issued and outstanding on September 30,1996                      81,179        4,179,767
     Additional paid in capital                                                               --           50,000
     Retained earnings                                                                 1,274,381        1,113,344
                                                                                      ----------       ----------
            TOTAL SHAREHOLDERS' EQUITY                                                 1,355,560        5,343,111
                                                                                      ----------       ----------
                                                                                      $3,022,396       $7,163,422
                                                                                      ==========       ==========


    The accompanying notes are an integral part of these condensed financial statments.

                  PACIFIC RESEARCH AND ENGINEERING CORPORATION

                              STATEMENTS OF INCOME

                                                                 THREE MONTHS                            NINE MONTHS
                                                                    ENDED                                   ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                         -------------------------------        -------------------------------
                                                              1996               1995               1996              1995
                                                         -------------       -----------        -----------       -------------
                                                                   (unaudited)                         (unaudited)

NET SALES                                                 $ 2,309,682          1,520,724        $ 6,230,605         4,977,454
COST OF SALES                                               1,340,834            858,405          3,602,512         2,862,085
                                                          -----------        -----------        -----------        ----------
     Gross Profit                                             968,848            662,319          2,628,093         2,115,369

OPERATING EXPENSES:
     General and administrative                               383,336            243,739            914,106           758,283
     Selling and marketing                                    258,791            154,185            620,803           495,658
     Research and engineering                                 212,463            234,365            551,658           659,268
     Depreciation and amortization                             51,377             36,359            132,297           110,781
                                                          -----------        -----------        -----------        ----------
            TOTAL OPERATING EXPENSES                          905,967            668,648          2,218,864         2,023,990

INCOME FROM OPERATIONS                                         62,881             (6,329)           409,229            91,379

OTHER INCOME (EXPENSES):
     Interest expense, net of interest income                  23,831            (15,395)            (3,168)          (46,503)
     Gain on sale of assets                                        --                 --             16,087                --
     Other                                                      8,376                942             18,538             5,829
                                                          -----------        -----------        -----------        ----------
            TOTAL OTHER INCOME (EXPENSE)                       32,207            (14,453)            31,457           (40,674)

INCOME BEFORE INCOME TAXES                                     95,088            (20,782)           440,686            50,705
     Income tax provision                                      30,000                 --             55,000                --
                                                          -----------        -----------        -----------        ----------
NET INCOME                                                $    65,088            (20,782)       $   385,686            50,705
                                                          ===========        ===========        ===========        ==========

EARNINGS PER AVERAGE
     COMMON SHARE (Unaudited)                             $      0.03                 --        $      0.22                --

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                     2,305,500                 --          1,749,945                --
                                                          ===========        ===========        ===========        ==========



PRO FORMA (Unaudited):
     Income before income taxes                                              $   (20,782)                        $    50,705
     Pro forma income taxes                                                           --                              17,747
                                                                             -----------                         -----------
     Pro forma net income (loss)                                                 (20,782)                             32,958

     Pro forma earnings (loss) per common share                              $     (0.02)                         $     0.03

     Shares used in pro forma per share calculation                            1,320,424                           1,320,424
                                                                             ===========                          ==========


    The accompanying notes are an integral part of these condensed financial statments.

                  PACIFIC RESEARCH AND ENGINEERING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS
                                                                                              ENDED
                                                                                          SEPTEMBER 30,
                                                                                 ---------------------------
                                                                                      1996            1995
                                                                                 -----------       ---------
                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $   385,686          50,705
     Adjustments to reconcile net income to net cash provided by (used in)                --              --
        operating activities:                                                             --              --
            Depreciation and amortization                                            132,291         110,781
            Deferred income tax provision                                                 --              --
            Gain on sale of assets                                                        --              --
            Change in operating assets and liabilities:                                   --              --
                Accounts receivable                                                 (254,704)         76,464
                Inventories                                                         (218,421)       (141,985)
                Prepaid expenses and other assets                                   (601,821)       (100,497)
                Accounts payable                                                     260,166         229,921
                Accrued expenses                                                      67,167         (48,098)
                Customer advances                                                   (267,503)       (292,364)
                                                                                 -----------        --------
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES                                 (497,139)       (115,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                            (433,441)       (199,930)
     Proceeds from sale of assets                                                         --              --
                                                                                 -----------        --------
NET CASH USED INVESTING ACTIVITIES                                                  (433,441)       (199,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable and line of credit                      245,000         156,570
     Proceeds from sale of common stock                                            4,098,587              --
     Proceeds from sale of common stock warrants                                      50,000              --
     Proceeds (Payments) on notes payable and line of credit                         (74,352)        (36,393)
     Payments under capital lease obligations                                        (21,998)        (20,000)
     Distributions to shareholders                                                  (601,722)         (7,684)
                                                                                 -----------        --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                3,695,515          92,493

NET INCREASE (DECREASE) IN CASH                                                    2,764,935        (222,510)
CASH, BEGINNING OF PERIOD                                                                500         146,202
                                                                                 -----------        --------
CASH, END OF PERIOD                                                              $ 2,765,435         (76,308)
                                                                                 ===========        ========



    The accompanying notes are an integral part of these condensed financial statments.

    Pacific Research & Engineering Corporation Notes to Condensed Financial
     Statements (Information as of September 30, 1996 and for the quarters and nine months ended September 30, 1995 and 1996 is unaudited)


1.  Interim Financial Data (Unaudited):

         The unaudited financial statements for the quarters and nine months ended September 30, 1995 and 1996 have been prepared on the same basis as the audited financial statements and, in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading.

         The Company's balance sheet as of December 31, 1995 was derived from the Company's audited financial statements but does not included all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.



2.  Initial Public Offering:

         The Company completed its initial public offering of 500,000 units, each consisting of two shares of common stock and one redeemable warrant to purchase one share of common stock, at $11 per unit, in May of 1996, (R NO. #333-858-LA).

3.  Termination of S Corporation status:

         Prior to the completion of its initial public offering discussed above, the Company had elected treatment as an S Corporation for federal and state income tax purposes. Under S-corp provision, shareholders are liable for their respective shares of the Company's taxable income. Upon completion of the public offering, the Company's S Corporation status for federal and state income tax purposes was terminated, resulting in the establishment of a net deferred tax asset calculated at normal federal and state income tax rates. The establishment of the asset caused a one-time credit to earnings as a reduction of income tax expense equal to the amount of the net change in deferred tax benefit. As of September 30, 1996, the amount of the current deferred tax asset was approximately $93,000. The current deferred tax asset comprises, primarily, temporary differences relating to inventory valuation and certain reserves and accruals.

4.  Distribution to Shareholders:

         Concurrent with the termination of its S Corporation status, the Company made a distribution to its shareholders of previously taxed and undistributed S Corporation earnings (see note K of the Company's December 31, 1995 audited financial statements). The amount of the distribution was approximately $694,000.

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

         As of September 30, 1996, the following grants have been made under the Stock Plan:

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

6.  Earnings per share:

         Options and warrants outstanding as of September 30, 1996 are antidilutive for purposes of calculating primary and fully diluted earnings per share and are, therefore, ignored.

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

         One family of audio control consoles which the Company manufactures (the "X- Class") are mainframes with both on-air and production capabilities configured with various accessory modules affording flexible add-on-features. Modules for high-end consoles may include the capacity to: handle a talk show with four independent telephone feeds, equalize and/or process the inputs, record a stereo feed for later broadcast and work with two separate studios and a remote all at the same time. The Radiomixer console (part of the "Mixer-Class") was developed by the Company as a lower-priced on-air console targeted at price sensitive domestic and international markets. The Radiomixer can perform several jobs simultaneously handling up to two telephones. Approximately 58% of gross income for fiscal 1995 and 53% for fiscal 1994 was attributable to the console line of business.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenue represented by certain items in the Company's Condensed Statements of Operations for the periods indicated:


                                         Three Months Ended September 30             Nine Months Ended September 30
                                   ---------------------------------------- ---------------------------------------------
                                     1996          1995         Percent        1996          1995        Percent
                                  (Unaudited)                 Incr (Decr)  (Unaudited)                 Incr (Decr)
Net sales                             100.0%       100.0%        51.9%        100.0%        100.0%        25.2%

Cost of sales                          58.1%        56.5%        56.2%         57.8%         57.5%        25.9%
                                   ---------------------------------------------------------------------------------------
Gross profit                           41.9%        43.5%        46.2%         42.2%         42.5%        24.2%


Expenses:


General and administrative             16.6%        16.0%        57.3%         14.7%         15.2%        20.5%
Selling and marketing                  11.2%        10.1%        67.8%         10.0%         10.0%        25.3%
Research and engineering                9.2%        15.4%        (9.4%)         8.9%         13.3%       (16.3%)
Depreciation and amortization           2.2%         2.4%        41.3%          2.1%          2.2%        19.4%
                                   ---------------------------------------------------------------------------------------
Total operating expenses               39.2%        43.9%        35.5%         35.7%         40.7%         9.6%

Income from operations                  2.7%        (0.4%)        NA            6.5%          1.8%         NA

Other income (expenses):

Interest income (expense)               1.0%        (1.0%)        NA           (0.1%)        (0.9%)      (93.2%)
Gain on sale of asset                   0.0%        --            NA            0.3%         --           --
Other                                   0.4%        --            NA            0.3%          0.1%         NA
                                   ---------------------------------------------------------------------------------------
Total other income (expense)            1.4%        (1.0%)        NA            0.5%         (0.8%)        NA

Income before income taxes              4.1%        (1.4%)        NA            7.0%          1.0%         NA

Provision for income taxes              1.3%        --            NA            0.9%         --            NA

Net income                              2.8%        (1.4%)        NA            6.1%          1.0%         NA

                    NA = NOT MEANINGFUL OR IN EXCESS OF 100%

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

         Sales increased $1,254,000 or 25.2%, from $4,977,000 for the nine months ended September 30, 1995 to $6,231,000 for the nine months ended September 30, 1996. The Company believes the sales increase to be the result of a wave of consolidation, merger and acquisition activity triggered by the signing of the Telecommunications Bill in February of 1996 (see management's discussion and analysis for the three months ended September 30, 1996). The Company believes the current conditions prevalent in the radio industry will continue to create a market for the Company's goods and services.

         Additionally, radio advertising revenues continue to grow, providing the capital broadcasters need to upgrade their facilities in order to attract and maintain top talent.

         Cost of sales increased $740,000 or 25.9% from $2,862,000 to $3,602,000 due to the sales increase, and remained essentially unchanged as a percent of revenues for the nine months ended September 30, 1995 compared to the same period in 1996.

         The Company continually evaluates its inventory purchasing and handling policies, as well as its manufacturing processes, to ensure the maintenance of, or improvement to, gross margins. Accordingly, gross margin increased $513,000 (from $2,115,000 to $2,628,000) or 24.2% due primarily to the increase in sales, but decreased slightly as a percent of revenue from 42.5% to 42.2% for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1996.

         General and administrative expenses (including depreciation and amortization) increased approximately $177,000, or 20.4% for the comparable periods ($869,000 in 1995, compared to $1,046,000 in 1996). The increase was due, primarily, to additional expenses incurred in connection with the Company's initial public offering, completed in May, 1996, additional payroll costs, and expenses associated with the donation of radio equipment to a public radio broadcast facility ($15,000). As a percent of revenue, however, general and administrative expenses decreased .7%, from 17.5% in 1995 to 16.8% in 1996.

         Selling and marketing expenses increased $125,000 or 25.3% from $496,000 in 1995 to $621,000 in 1996 due, primarily, to the addition of a Sales Manager as well as additional sales professionals. The Company expects to take advantage of the growing radio market generated by the Telecommunication Bill (see management's discussion and analysis of sales, above) and will continue to invest prudently in this area to maximize market penetration. Selling and marketing expenses as a percentage of revenue remained unchanged at 10.0% for both years.

         Research and engineering expenses decreased $108,000 or 16.3% from $659,000 in 1995 to $552,000 in 1996. The primary reason for the decrease is that, during the nine months ended September 30, 1996, the Company capitalized certain development costs relating to the coding, testing and other expenditures related to new products that will be sold, leased or otherwise marketed, in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

         Capitalized research and engineering costs, pursuant to Statement of Financial Accounting Standards No. 86, for the nine months ended September 30, 1996 are approximately $804,000. The Company did not capitalize any such costs for the comparable period in 1995. The Company has incurred and will continue to incur additional research and engineering payroll expenses as it recruits and hires the engineering staff necessary to develop and launch new product. The Company will also continue to invest in state-of -the-art computer equipment and CAD products to enable its engineering team to manage product development as radio migrates from analog to digital.

         Research and engineering expenses decreased, as a percent of revenue, from 13.3% for the nine months ended September 30,1995 to 8.9% for the nine months ended September 30, 1996 due to the increase in sales, and to the expense capitalization discussed above.

         Income from operations increased $318,000 or 347.8% from $91,000 for the nine months ended September 30, 1995 to $409,000 for the nine months ended September 30, 1996 reflecting the 24.2% increase in gross margin and 9.6% reduction in operating expenses for the comparable periods. Operating income, as a percent of revenue, increased 4.7% from 1.8% for the nine months ended September 30, 1995 to 6.5% for the nine months ended September 30, 1996.

         Net interest expense decreased $43,000 or 93.2% for the comparable periods, reflecting a decrease in borrowing on the line of credit, as well as interest earned on invested funds.

         The Company incurred a gain of approximately $16,000 for the nine months ended September 30, 1996, resulting from an upgrade to an enhanced CAD/engineering software package. The gain has been properly classified as other income in the financial statements. The Company had no other income of this nature for the nine months ended September 30, 1995.

         The combined results, as discussed above, yielded a net income before taxes of $441,000 for the nine months ended September 30, 1996 compared to approximately $51,000 for the nine months ended September 30, 1995, or an approximately 769.1% increase.



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

         Sales increased $789,000 or 51.9% from $1,521,000 for the three months ended September 30, 1995 to $2,310,000 for the three months ended September 30, 1996. The Company believes the increase in activity was directly related to the passage of the Telecommunication Bill in early February of 1996, which relaxed the ownership requirements imposed upon group broadcast companies. The Company believes that as broadcast companies complete planned mergers and acquisitions, they will continue to focus on the capital spending needs of these larger entities, creating increased opportunities for the Company.

         Cost of sales increased $483,000 or 56.2% due to the sales increase, but increased approximately 1.6% as a percent of revenues for the three months ended September 30, 1996 compared to the same period in 1995. The Company believes the increase is due to inherent inefficiencies related to the introduction and manufacturing of multiple new products and inefficiencies associated with integrating new equipment into the Company's manufacturing processes. Accordingly, the Company experienced a 46.2% increase in gross profit for the three months ended September 30, 1996 compared to 1995.

         General and administrative expenses (including depreciation and amortization) increased approximately $155,000, or 55.4% for the comparable three month periods ($280,000 in 1995, compared to $435,000 in 1996). The increase was due, primarily, to additional expenses incurred in connection with the Company's initial public offering, completed in May, 1996. As a percent of revenue, however, general and administrative expenses increased only slightly, from 18.4% in 1995 to 18.8% in 1996.

         Selling and marketing expenses increased $105,000 or 68.0% from $154,000 in 1995 to $259,000 in 1996. The Company expects selling and marketing expenses to increase as it invests in the sales personnel and marketing materials necessary to take advantage of the growing radio market, and to market and sell multiple new products concurrently. Selling and marketing expenses as a percentage of revenue increased 1.1% from 10.1% in 1995 to 11.2% in 1996.

         Research and engineering expenses decreased $21,000 or 9.0%, from $234,000 in 1995 to $213,000 in 1996. The primary reason for the decrease is that, during the three months ended September 30, 1996, the Company capitalized certain development costs relating to the coding, testing and other expenditures related to new products that will be sold, leased or otherwise marketed, in accordance with the provisions of Statement of Financial Accounting Standards No. 86. The capitalized research and engineering expenses for the three months ended September 30, 1996 are approximately $265,000.

         Income from operations increased nearly $69,000 from a loss of $6,000 in 1995 to $63,000 in 1996, primarily due to the increase in sales. Accordingly, operational income, as a percent of revenue, increased from -.4% in 1995 to 2.7% in 1996.

         The Company earned interest income, net of interest expense, of $24,000 for the three months ended September 30, 1996, compared to a loss in interest expense of $15,000 for the comparable period in 1995, reflecting a decrease in borrowing on the Company's line of credit, and earnings on invested funds.

         Net income before taxes increased nearly $116,000 from a loss of $21,000 in 1995 to a gain of $95,000 in 1996, primarily due to increased sales.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund the expansion of its internal sales department, increase advertising and marketing, increase engineering and development of new products and development of worldwide markets. The Company has historically satisfied its cash requirements through cash flows from operations and bank borrowings. The Company completed its initial public offering in May of 1996 and realized net proceeds of approximately $4.2 million after underwriting discount and offering expenses. As of September 30, 1996, the Company had $2.8 million in cash and cash equivalents.

         The Company's operating activities used cash of $497,000 and $115,000 for the nine months ended September 30, 1996 and 1995 respectively. The cash used in operations for the nine months ended September 30, 1995 was accounted for primarily by a reduction in customer advances ($292,000) and an increase in inventory ($142,000). Cash used in operations for the nine months ended September 30, 1996 was the result, primarily, of an increase in inventory ($218,000), an increase in accounts receivable ($255,000), and an increase in prepaid expense ($602,000), which was primarily a result of capitalized engineering expenses in accordance with Statement of Financial Accounting Standards No. 86

         Cash used in investing activities for the nine months ended September 30, 1996 and 1995 was $433,000 and $200,000, respectively. Such investing activities for all periods involved primarily purchases of property and equipment.

         Cash provided by financing activities was $3.7 million and $92,000 in the nine months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996, such financing activities consisted primarily of the proceeds of the Company's initial public offering of Common Stock, and, to a lesser extent, borrowings on the Company's line of credit. For the nine months ended September 30, 1995, such financing activities consisted primarily of borrowing on the line of credit.

         At September 30, 1996, the Company's principal sources of liquidity were its cash and cash equivalents of $2.8 million. The Company repaid its bank term loans, of approximately $342,000, in the third quarter of 1996. Additionally, the Company renegotiated its current line of credit, under more favorable terms and conditions, to provide additional liquidity.

         The Company believes that the net proceeds from its initial public offering completed as May 1996, together with current cash and equivalents, its bank line of credit, its capital leases and funds generated from operations, if any, will provide adequate liquidity, to meet the Company's capital and operating requirements through at least the year ending December 31, 1997.

PART II - OTHER INFORMATION


Item     1.       Legal Proceedings
                           None

Item     2.       Changes in Securities
                           None

Item     3.       Default Upon Senior Securities
                           None

Item     4.       Submission of Matters to a Vote of Securities Holders
                           None

Item     5.       Other Information
                           None

Item     6.       Exhibits and Reports on Form 8-K

                  (a)  Exhibits             None

                  (b)  Reports on From 8-K                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PACIFIC RESEARCH & ENGINEERING CORP.

                          By:_______________________________________
                             Larry Eyler
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)