Form 10KSB
period 1996-12-31
PACIFIC RESEARCH & ENGINEERING CORP
filed 1997-03-31
CIK 1007583

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1943 [No Fee Required] for the transition period from to

                        Commission file number 001-11773

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                 [Name of small business issuer in its charter]


         California                                       95-2638420
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

                              2070 Las Palmas Drive
                           Carlsbad, California 92009
              (Address of principal executive offices and zip code)

                    Issuer's telephone number: (619) 438-3911

      Securities registered pursuant to Section 12(b) of the Exchange Act:

  Common Stock, no par value
Common Stock Purchase Warrants                  American Stock Exchange
      (Title of class)               (Name of each exchange on which registered)

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES  X   NO
                      ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuers' revenues for the year ended December 31, 1996 were $7.696 million. The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $2,162,500 (based on the last American Stock Exchange reported sales price on March 27, 1997). This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 10% of the registrant's common stock, and multiplying the remainder by the last reported sales price on March 27, 1997. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. As of March 5, 1997 there were 2,305,500 shares of the issuers common stock and warrants to purchase 500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Form 14g - Proxy Statement is incorporated by reference in Items 9, 10, 11 and 12

                                TABLE OF CONTENTS

PART I
      Item 1.    Business.............................................        3

      Item 2.    Properties...........................................        12

      Item 3.    Legal Proceedings....................................        12

      Item 4.    Submission of Matters to a Vote of
                 Security Holders.....................................        12

PART II

      Item 5.    Market for Registrant's Common Equity and
                 Related Stockholder Matters..........................        12

      Item 6.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations...........................................        13

      Item 7.    Financial Statements and Selected Financial Data.....        18

      Item 8.    Changes in and Disagreements With Accounting
                 and Financial Disclosure.............................        20

PART III

      Item 9.    Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a)
                 of the Exchange Act..................................        20

      Item 10.   Executive Compensation...............................        20

      Item 11.   Security Ownership of Certain Beneficial Owners
                 and Management.......................................        20

      Item 12.   Certain Relationships and Related Transactions.......        20

      Item 13.   Exhibits and Reports on Form 8-K.....................        20

PART I

ITEM 1.   BUSINESS

The Company

     Since its incorporation in October 1969, PR&E has produced high quality studio products and services including audio control and mixing consoles, cartridge machines, digital audio workstations, and a wide range of peripheral products for the radio broadcasting industry. The Company also provides technical furniture and offers studio integration and design services for turnkey systems projects. The Company's primary customers are the nation's top rated radio stations and network facilities. The Company believes it has developed a solid reputation in supplying quality products and services to the broadcast industry. The Company recently introduced, on a limited basis, products for the television broadcast industry.

Industry Overview

     According to the Radio Advertising Bureau, an industry analyst, radio advertisers spent over $10 billion in 1994, $11 billion in 1995 and $12 billion for 1996. Radio continues to be an advertising medium of choice for targeting specific segments of the consumer marketplace. Opportunities created by advertising growth and changes in Federal Communication Commission (FCC) regulations have caused many changes in radio station ownership and operation, with new stations, new formats, combined station facilities, local marketing agreements (LMA) and duopoly, all creating the need for new studio equipment and services. The Company is planning on exploiting this growth potential with new products and services designed to carry the Company into new market segments both domestically and internationally.

     The radio broadcasting industry has been in transition since the advent of television in the early 1950's. Over this period the industry developed new programming and embraced new technology to survive and compete effectively with the wide variety of advertising media. Radio accounts for about 7% of the total spent on advertising nationally. The Company believes that recent regulatory changes by the FCC regarding multiple station operation will not only change the ownership structure of the radio broadcasting industry, but will also create additional applications and opportunities for the Company to introduce new and more efficient technologies. Following a complex market size and share formula, one entity may own up to eight stations in a market.

     The Company's primary market has been the United States radio broadcast industry, which now numbers over 12,700 operating licensees of the FCC. Additionally, the Company has placed significant focus on the international market, increased efforts in sales staff and presence by establishing distributor relationships abroad and increasing its export staff.

     The radio market is ranked by Arbitron according to area of dominant influence ("ADI"). Each radio market is assigned a rank according to the population of the listening area, for example, the "Top 10 Markets" are New York, Los Angeles, Chicago, San Francisco, Philadelphia, Detroit, Boston, Houston, Washington DC and Dallas.

     The following table sets forth the Company's customers according to a market share breakdown based on an ADI market ranking as of December 31, 1996.

                                                              Percentage
                                                 Number         of PR&E
                                    Number         of        Clients Per
                                      of          PR&E          Market
            Radio Market Rank      Stations     Clients         Rank(1)
            -----------------      --------     -------         -------
            1-50............         1875          521           27.8%

            51-100..........         1164          171           14.7%

            101-150.........          753           85           11.3%

            151-261.........         1356           86            6.3%

(1) Represents the percentage of the number of radio stations in each Market Rank to which the Company has sold and/or continues to sell products. The Company's competitors may also sell products to the same radio stations. The results set forth in the table are based on an informal survey conducted by the Company.

     Radio stations in each market are rated by the Arbitron rating service according to their market share or listener audience. The Company has historically targeted those stations in the top 50 markets that have had an audience rating share of 1.0% or greater. While this selection criteria does not identify all of the potential clients in each market, it does define a reasonable pool of potential clients who are strong enough to afford the Company's existing products and services.

Strategy

     - Marketing Channel Development. Management plans to market the Company's existing products and services worldwide by significantly increasing domestic and international advertising and promotional activities. The Company is reorganizing its sales force to improve focus in the major markets and establish a channel for marketing lowered priced products for less affluent domestic and international broadcasters. Both the enhancements of the Company's direct sales efforts and the increased promotional activities will place an emphasis on international business that, until now, has remained relatively undeveloped.

     - Horizontal Expansion for Top-Market Broadcasters. The Company intends to develop a range of new technology products and services for the Company's primary market segment, such as computer controlled air and production consoles and digital audio processing and interfacing devices. The first product in this category is the Integrity Digital Broadcast Console scheduled for introduction at the Audio Engineering Society (AES) trade show in Munich, Germany in March, 1997 and commercial release in the second quarter of 1997. Company's management believes there is a market for high technology products and services in this category, and that maintaining dominance in its existing market segment is vital to future success in other markets.

     - Middle Market Products and Services. The Company plans to develop products and services for the broadcasters in somewhat less affluent markets than those to which the Company has historically sold. Products for this market segment will be sold by the Company's direct sales force and a few select international dealers. The Company has just completed the development of the AirWave (TM), a low cost broadcast console, which will begin shipping to clients during March, 1997. The Company is also in the final phase of development of a new line of ready-to-assemble studio furniture named QuickBilt(TM) which offers high quality styling and craftsmanship at a very low price point.

     - Development of OEM Audio Engine. The Company is developing a high quality, digital audio engine to be marketed as original equipment ("OEM") to manufacturers of computer-based digital audio recording/playback systems. This device, named Soundfire (TM), translates sound into data that can be manually or automatically processed by computer. This engine will employ much of the digital signal processing ("DSP") technology being applied to the Company's other digital audio products, and will provide a vehicle for establishing OEM relationships with other manufacturers, which could lead to further products in the future. Additionally, the audio engine has the potential for varied applications in the highend multimedia market as an audio server engine.

Products & Services

     The Company's current line of products and services address the technical operating requirements of control rooms and studios in the broadcasting industry. The Company's products and services are divided into four categories:
Audio Control Consoles, Digital Recording Equipment, Peripheral Equipment and System Products and Services. The Company believes its equipment and services are ranked among the highest in the industry in quality, reliability, ease of use, ease of maintenance and customer service, among others.

     1. Audio Control Consoles are audio mixing, routing and monitoring systems. The Company manufactures two classes of consoles, one targeted at the major broadcasters and networks and the other at the middle and lower market segments.

Approximately 50%, 58% and 53% for fiscal years 1996, 1995 and 1994, respectively, was attributable to the console line of business.

     2. Digital Recording Products include digital audio recording, editing and automated mixing systems. Digital recording devices record audio material on disk and cut, copy, paste and move elements of the recording through computer software applications. Approximately, 6%, 9% and 5% of gross income for fiscal years 1996, 1995 and 1994, respectively, was attributable to digital recording products.

     3. Peripheral Equipment includes distribution amplifiers, audio switchers, studio turrets and control panels. These products are sold both independently and as part of the Company's system design and integration business. Approximately, 4%, 3% and 5% for fiscal years 1996, 1995 and 1994, respectively, was attributable to sales of peripheral equipment.

     4. System Products include design, engineering and fabrication services, which range from providing a single studio to a complete broadcast facility. As part of the system integration business, the Company is also a distributor for manufacturers of supporting peripheral equipment. The Company is not materially dependent on any manufacturer for which it distributes peripheral equipment. Approximately 30%, 23% and 31% for fiscal years 1996, 1995 and 1994, respectively, was attributable to this line of business.

Audio Control Consoles

     Audio control consoles are modular products and are configured according to customer specifications, prices vary according to the console features and configuration.

X-Class Consoles

- ABX Multitrack Production Console. The ABX was designed to provide the industry with an integrated broadcast operations console. The console is equipped with several unique features designed to accommodate a wide range of tasks, including live on-air programming, telephone talk-show and stereo and multitrack production. The ABX is also the design "master model" for the AMX and BMX Series III consoles listed below. These designs are all compatible to each other in terms of key parts, circuitry, performance and basic features and differ only in the quantity of facilities offered by each model. Prices range from $35,000 to $75,000 depending upon the configuration.

- AMX Stereo Production Console. The AMX console was a "spin-off" of the ABX. The design shares several modules with the ABX and offers most of the same features in a console designed for two-channel, stereo, production techniques. The AMX combines the features of an advanced broadcast on-air console with a versatile stereo production console. This console is positioned as the "center" model of the three designs, and offers the potential client the "safest" purchasing decision for projects where future flexibility is very important. Prices range from $25,000 to $55,000 depending upon the configuration.

- BMX Series III On-Air Console. The Series III console is the latest version of the BMX Series. The Series III retains the basic concepts developed in the earlier BMX consoles and enhances them with features and facilities developed for the ABX and AMX designs. The console shares many modules and components with the AMX Model; for example, it is possible to equip a BMX Series III with input modules from the AMX when the extra facilities of that design are required. Prices range from $20,000 to $40,000 depending upon the configuration.

- STX. The STX is the Company's first audio console designed for television operations. The STX offers several new and unique features for stereo television audio applications plus the traditional quality and reliability of the Company's products. Prices range from $60,000 to $120,000 depending upon the configuration.

Mixer-Class Consoles:

- NEWSMIXER. The Newsmixer is the Company's first audio mixing, routing and monitoring system specifically designed for radio news preparation, assembly and production. The Newsmixer offers mixing and control facilities required for a news editor to assemble and produce a news story or "actuality" for broadcast. The operational design is efficient and provides a range of features and capabilities in a compact package.

- STEREOMIXER. The Stereomixer is a compact mixer with most of the signal and logic control features of the BMX Series III console. Appearing similar to the Newsmixer, the Stereomixer combines extensive operational capabilities in an efficient and easy to use package.

- RADIOMIXER. The Radiomixer console is the Company's first full-featured console targeted for the middle-market broadcaster. Radiomixer has the features and performance expected of the Company's consoles including an easy-to-use telephone mix-minus system.

- PRODUCTIONMIXER. The Productionmixer console is the stereo/multitrack production console companion to the Radiomixer.

- AIRWAVE. The Company's newest console, the AirWave, was specifically designed for broadcasters in less affluent domestic and international markets. AirWave contains many of the same features found in the Company's more sophisticated consoles in a very attractive and cost effective package.

Digital Recording Equipment

- ADX Digital Workstation & Mixstation. The ADX-Eight consists of two component products, a multitrack digital audio recording and editing workstation and an automated mixing control surface, called a mixstation. The mixstation is designed for installation in the ABX or Productionmixer console and provides control of the workstation during recording and automated mixing facilities during replay and mixdown phases of production. The ADX is the Company's first fully integrated digital audio recording system designed to specifically address the creativity and efficiency requirements of broadcast production. The workstation incorporates an on-board automated mixing surface, in a convenient roll-around package. The workstation features familiar analog transport controls for common functions, enabling a smooth transition from the cut and splice editing of tape to the creative flexibility of digital audio editing. Intuitive software guides the user through the editing features. The advanced mix automation can reproduce and store recordings, limited only to the extent of the computer's memory. All automation is cue based, and once created, it follows the cue wherever it is moved, independent of time code or track.

- ADX Ensemble. This is a new version of the ADX digital audio workstation system. This new version combines several of the features of the ADX Workstation & Mixstation into a more price-competitive, stand-alone package. This new workstation is targeted at increasing market share in the more price-sensitive segment of the market. Additionally, this product is expected to satisfy a broader range of workstation applications than just broadcast production, including film and video post-production.

Peripheral Equipment

- SDA-8A Stereo Distribution Amplifier. The SDA-8A offers several features not found in competitive designs, such as: input mode switching, input/output metering, very wide input level accommodation and extensive operating headroom. With its features and performance the SDA-8A is designed for high end applications.

- Utility Switchers. The Company manufactures three mechanical switching products that offer the customer a simple method to accommodate the selection and routing of audio signals. These are the models are the LS-5, LS-10 and LS-20. These switchers are used to select remote lines for input to a mixing console and cross connect tape machines for transfer recording. All three of these items were originally developed to support a particular custom system requirement and were later developed into products when the market need demonstrated itself.

System Products and Services

- System Design. This service includes consultation with the client to determine and design custom systems to meet particular operational requirements. This is a growing market as broadcasters continue to reduce the size of in-house technical staff and turn to the Company for its wide expertise and design resources. This service is not offered independently, but only as part of a custom system fabrication project.

- Custom Engineering. The sale of custom broadcast systems often entails the design and manufacture of custom panels, switchers and other electromechanical components to meet the client's operating needs. The Company's product engineering and system design groups work together to develop the custom product, with a view to future market potential. Historically, several strong products have emerged from this custom engineering activity.

- Cabinetry Fabrication. The Company has been designing and manufacturing custom studio furniture since 1972. The design and fabrication activity support both the component level and custom system sales. The Company manufactures both custom designed cabinetry and a standard series, PrimeLine, listed below. The Company is the only company known to management to offer complex custom cabinet designs tailored to meet the particular requirements of facility space and function.

- PrimeLine Cabinetry. The Company introduced a line of "standard" radio studio cabinetry at the 1990 National Association of Broadcasters ("NAB") show. This line is designed to satisfy many of the application requirements of the mid-market broadcaster who does not need or cannot afford custom designed and fabricated studio furniture. The series is constructed of pre-manufactured panels and components to produce attractive and functional cabinetry. In keeping with the high quality image of the Company, the price savings are achieved through standardization and production technology.

- Wiring Fabrication. Audio and logic wiring assembly is part of custom system services and includes the design, documentation and fabrication of patch fields, terminal blocks and system interconnection harnesses. The Company has developed standardized wiring documentation, components and procedures, which are efficient in fabrication and offer system flexibility to the client.

- Installation Services. The Company offers system installation assistance to the Broadcast Console. The Company is currently developing a price-competitive computer-controlled digital audio on-air broadcast console targeted at major and middle market U.S. and international broadcasters. Conceptual development is complete and approximately 50% of the design and engineering tasks have been accomplished. Various prototype assemblies and components have been produced and the product is scheduled to begin shipping in the fourth quarter of 1996.)

     The Company is currently performing product definition and preliminary design efforts for future products in the following areas:

- Radio Audio Control Consoles. The Company is defining computer controlled consoles for the future replacement of the existing BMX, AMX and ABX console line. These consoles will be designed to offer significantly more creative and control capability than current designs.

- Television/Teleproduction Audio Control Console. The Company has outlined a computer based audio control console to accommodate the extraordinary operational demands of major market, network and teleproduction applications. The console will be designed to work with the camera motion and video switching automation systems used in the television industry.

- Theme Park Audio Electronics. The Company has provided products and services to theme park companies including Walt Disney and Universal Studios and is exploring entry into the design and manufacture of unique audio electronic components manufactured to their high-reliability standards and performance specifications.

Manufacturing

     The Company uses an advanced material resource planning system ("MRP") to control inventory and manpower requirements in manufacturing. This system is fully integrated with marketing, accounting, engineering and management to provide enterprise-wide information visibility, enabling the Company to efficiently forecast and resolve potential parts and/or manpower shortfalls.

     Electro-Mechanical Assembly. The Company manufactures its products in-house with a trained assembly staff. New production equipment, tooling and procedures have recently been installed to support the quality of the products and improve assembly efficiency. One example is the recent installation of several semi-automated pick and place printed circuit assembly machines. These machines have significantly improved both quality and productivity.

     System Cabinetry & Furniture. The Company brought the production of system cabinetry in-house in 1988, hiring several key individuals from former long-term suppliers. This enables the Company to have better control of scheduling and cost compared to total reliance upon independent shops. Outside shops will continue to be used for accommodating peak demands.

     Quality Assurance & Test Operations. The Company's quality control procedures include source inspection, incoming inspection, assembly line test and-final product test. The Company is currently investing in Automatic Test Equipment ("ATE") to provide faster, more thorough, and efficient testing at both the assembly line and final product levels. All assembly workers are trained in quality methods and all are accountable for the high quality standards of the Company.

     Metal Fabrication. In August 1993, the Company entered into an agreement to sell various metal fabrication assets used in the Company's production process to an independent third party, Pacific Metal Fabrications, Inc. ("PMF"). In connection with this sale, the Company agreed to allow PMF to bid on all its future metal fabrication products. So long as PMF satisfies certain conditions relating to product quality and delivery, and PMF's bid is not more than 5% higher than other bids, the Company must accept PMF's bid. During 1996 and 1995, the Company purchased approximately $562,000 and $455,000 of metal fabrication products from PMF, respectively. The Company believes that this arrangement with PMF does not materially adversely impact the Company.

     The Company does not rely on subcontractors in the manufacture of its products and services. Some manufacturing processes are outsourced on an as-needed basis when demand exceeds planned capacity. This outsourcing is not material and is not dependent on a particular vendor, as the processes are generic and available from multiple sources. Raw materials used in the manufacture of the Company's products are also available from multiple sources of supply. The Company designs its products so as to not be dependent on the continuing availability of specialty parts or processes.

Marketing & Distribution

     The Company's products and services are sold directly to the domestic market by the Company's six in-house sales personnel. The benefits of direct sales as opposed to selling through distributors are as follows:

- Access to the purchaser and the end-user directly; to define sales closure requirements, customer needs for training and additional product features desired.

- Accurate sales forecasts based on direct customer response to minimize finished goods inventories and maximize inventory turns.

- Feedback on product-line upgrades and new products.

- Direct management of the customer base to understand product/market environmental changes as they occur.

Personal support of customers in post-sales and network enhancement (add-on sales) situations.

Improved factory margins due to the elimination of dealer commissions.

     The Company's domestic sales force is based at its California facility, and consists of the Territorial Sales Representatives and support staff, all of whom report directly to the operating management of the Company, and are responsible for the sales of individual products and custom engineered systems. Add-on sales are contributed by the Customer Service Representatives and the System Design Engineers. As part of the growth plan, the Company plans to recruit a number of new domestic and international sales representatives to supplement its already expanded sales force.

     Internationally, the Company's products and services are sold through several selected distributors and dealers located throughout the world. The Company currently has distributors in several of the countries of Western Europe, plus Japan, South Korea, Columbia, Canada and Mexico. The Company is continuing to identify, qualify and establish dealer and distributor organizations in the other export markets. The Company's management believes that a significant portion of its future growth will come from the export markets. The Company intends to appoint several international sales representatives to focus on cultivating the export markets. There can be no assurance that the Company will be successful in expanding into international markets.

     The Company has solicited and been awarded a United States General Services Agency ("GSA") contract, which allows various federal government agencies to purchase products directly from the Company without the usual bidding and vendor qualification processes. GSA sales accounted for only 0.4% and 1.3% of sales during 1996 and 1995, respectively.

     The Company reaches the domestic market through direct marketing, display advertising in industry trade magazines, exhibit display at the annual NAB convention and distribution of the Company's newsletter, Aircheck, which is mailed to approximately 10,000 recipients' two to four times per year at no cost to the recipient. The Company also has brochures and other supporting literature available for its products and services. The Company intends to invest in direct and display advertising, regional trade shows, product clinics (road shows), and special promotions to improve market penetration.

Customer Service & Product Support

     Management believes customer service, including ongoing product support, is a critical aspect of maintaining customer relationships. The Company recognizes that its future sales success depends upon the quality of support provided to existing customers. The Company has therefore established a Customer Service Department that reports directly to the operating management and, has the ability to promptly resolve any technical problem that may arise. As the Company grows and develops more software-based products, the technical support function of the Customer Service Department will be expanded to offer training programs, applications support, and cash flow-generating software maintenance and support agreements. The Company warranties its products for one year. The Company's warranty claim history has been less than 1/2% per year of revenues.

Competition

     The Company is not aware of any single competitor which offers the full range of products in addition to systems design and integration services. However, the Company does have established competition in each of the product areas within the target market and a number of firms have carved niches below the Company's target market selling economy-grade goods. In the Audio Control Console market, Auditronics, Wheatstone, Arrakis, and Broadcast Electronics compete against the Company. Based on an informal Company survey of the "Top 10 Markets" and the top rated radio stations in those markets, the Company believes that it provides products and/or services to a significant percentage of the high end market in audio control consoles. See "--Industry Overview."

     In the digital workstation market Orban, Studer/Editech and Sadie compete against the Company.

     With respect to the system design business of the Company, there are a few distributors, such as Harris/Allied, which advertise system integration services using the products they sell. Wheatstone introduced a line of studio cabinetry in 1989 and has recently indicated they may consider the systems integration business.

     The Company's products compete based upon operating features and quality, not price. To counter-balance the competitions' offerings and expand its market base, the Company has introduced lower priced, high-value products, such as the Radiomixer and Productionmixer. There can be no assurance that these products will achieve market acceptance.

     The Company sees a potential competitive threat from a trend of mergers between, and acquisitions of, broadcast equipment companies rather than from any one of the existing specialty manufacturers or general distributors. It is unknown if any of these firms have ambitions in competing with the Company's products or system integration services. To date, the Company has not experienced any erosion of market share as a result of such mergers.

     Technology provides a competitive threat to all companies addressing this market. The advent of digital audio, satellite delivered programming, computerized "operator assist" systems and full automation are all examples of emerging technologies seeking applications in broadcasting. The Company has products in development and is planning new products to address the changing technical needs of this market.

     To respond to increasingly complex products driven by advances in technology, the Company plans to develop its new products so that they can be used by non-technical personnel while containing the most recent technological advances.

Research and Development and Engineering

     In 1995 and 1996 the Company spent approximately $395,000 and $410,000, respectively on internally funded research and development and approximately $140,000 and $175,000, respectively in engineering.

     The main costs associated with research and engineering are expenditures related to licenses, permits and CE (European Conformity) certification for existing products marketed overseas, increased research and development activities and the hiring of additional engineering staff incurred in the development of the new digital products. These expenditures would have been significantly more if not for the fact that the Company has capitalized certain development costs relating to the coding, testing and other expenditures related to new products that will be sold, leased or otherwise marketed, in accordance with the provisions of Statement of Financial Accounting Standards No. 86. See "Business--Product Development Status'," and "Notes A and D of Notes to Financial Statements." The amount of capitalized research and engineering expenses for 1996 and 1995 was approximately $950,000 and $230,000, respectively.

Proprietary Rights, Patents, Trademarks & Copyrights

     The Company holds no patents at this time. The Company has developed several proprietary circuit design and construction techniques that yield both measured and subjective (listening) performance improvements. The Company also has considerable expertise in the area of radio frequency interference ("RFI") problems and has developed advanced construction techniques to enable the use of high performance circuitry in the severe environments often encountered at radio and television transmission sites.

     The Company holds registered trademarks for the name of its industry newsletter, Aircheck as well as for several of its products including:
Radiomixer, Newsmixer, Stereomixer and others.

Regulation

     The U.S. "on-the-air" broadcast industry is regulated by the FCC which establishes the rules and regulations for issues ranging from license qualification and technical standards to attempts at defining "indecent" programming. The FCC has recently changed the ownership rules regarding both the total number of broadcast properties which one entity may own, and the number of stations owned in one market. Following a complex market size and share formula, one entity may own up to eight stations in a market. The Company's major customers have been in the lead in prospecting for and acquiring additional stations in their established markets. The "off-air" broadcast industry is not subject to FCC regulation. These include the broadcast networks, independent program producers and syndicators, and commercial production houses. Current legislative proposals in Congress, if enacted, could materially alter the rules as to station ownership and may have other consequences for the radio and television industries. The impact on the Company cannot be determined at this time from the passage of such legislation.

Employees

     As of December 31, 1996, the Company employed 113 persons on a full-time basis and an additional 2 on a part-time basis. Of the 115 total employees, 69 were engaged in manufacturing and operational support, 18 in engineering and design/drafting and 28 in marketing and administration. The Company's employees are not represented by a union and the Company believes its relations with its employees are excellent.

Executive Officers

     The following table sets forth the name, age and position of each person who is an executive officer of the Company:


   Name               Age                       Position
--------------        ---      -------------------------------------------------
Jack Williams         55       Chairman of the Board, Chief Executive Officer
                               and President

Michael Dosch         34       Vice President, Chief Operating Officer and
                               Director

Larry Eyler           43       Vice President, Finance, Chief Financial Officer,
                               Corporate Secretary & Director

David Pollard         44       Vice President, Engineering and Director

     Jack Williams has served as Chief Executive Officer, President and Chairman of the Board of Directors since October 1969. Prior to founding the Company, Mr. Williams was a professional recording engineer and an audio and video systems designer at the University of California, San Diego.

     Michael Dosch has been a Director of the Company since December 1995. Mr. Dosch joined the Company in July 1984 as an Audio Project Engineer, was promoted to Product Engineering Manager in late 1988 with Marketing duties added in October 1990. Mr. Dosch was promoted to General Manager in June of 1992 to oversee the Company's day-to-day operating management while continuing to direct marketing activities. Mr. Dosch's prior experience includes positions with Xentek, Inc., a manufacturer of state of the art switching power supplies, and Carvin Company, a manufacturer of professional audio products for the music performance industry.

     Larry Eyler joined the Company in July of 1992 as the Chief Financial Officer, and was elected a Director in December 1995. Prior to joining the Company, Mr. Eyler was Director of Finance, Real Estate, for The Price Company from October 1987 to July 1989, and Chief Financial Officer for Club Merchandising from July 1989 to September 1992. Mr. Eyler also had experience with Peat Marwick, Mitchell & Co., CPA's and Dixieline Lumber Company.

     David Pollard has been a Director of the Company since May 1996. Mr. Pollard has served as Vice President, Engineering of the Company since December 1995, and as manager of various operating functions since September 1985, including product engineering, systems engineering/manufacturing as well as sales. Mr. Pollard now oversees the technical staff responsible for research & development, product design, systems engineering and documentation. Mr. Pollard was originally employed by the Company from 1973 to 1977 and was a key individual in the early development of the Company's system design capability. Mr. Pollard left the Company in 1977 to return to school and later joined the RKO Radio Network in New York (then under construction by the Company) as Chief Engineer in 1979. Mr. Pollard rejoined the Company in August 1985.

ITEM 2.  PROPERTIES

     The Company leases two buildings of approximately 40,000 total square feet in Carlsbad, California. The buildings house the Company's corporate offices as well as manufacturing operations and technical cabinet fabrication facilities. PMF, a sheet metal fabrication company and supplier to the Company, sub-leases a portion of one of the buildings. The buildings are approximately eleven years old. The lease terms for the facilities are 10 years: the rental rate is approximately $22,000 per month, net of $8,750 sublease income.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock and common stock purchase warrants are traded on the American Stock Exchange (the "AMEX") Market under the symbol "PXE"; "PXEW".

     For the periods indicated below, the following table sets forth the high and low closing sales prices of the Company's common stock as reported on AMEX, rounded to the nearest eighth of a dollar.

                                    Common Stock         Common Stock
                                                         Purchase Warrants

YEAR ENDED DECEMBER 31, 1996         HIGH     LOW         HIGH    LOW
----------------------------         ----     ---         ----    ---
May 29 -June 30..................   $4.13    $3.13       $0.63    $0.25
July 1 - Sept. 30................   $3.88    $2.38       $0.94    $0.19
Oct. 1 - Dec. 31.................   $3.00    $2.00       $0.75    $0.19

     As of March 27, 1997, there were approximately 990,000 shares of common stock and 500,000 redeemable common stock purchase warrants held in account by 35 brokerage houses. The Company believes that there are numerous "beneficial" owners of its Common Stock who hold shares and/or common stock purchase warrants in "street name," of which it is believed that there are more than 400 shareholders to date.

     Prior to May 28, 1996, the Company was being treated as an S Corporation for income tax purposes under Subchapter S of the Internal Revenue Code of 1986, as amended. As a result, the income of the Company was not subject to federal taxation, except for certain built-in gains tax, and was subject to state taxation on income at a reduced rate. See Note G of Notes to Financial Statements. The shareholders are liable for individual federal and state income taxes on their allocated portions of the Company's taxable income. The Company's status as an S Corporation was automatically terminated as a result of the Company's initial public offering. The Company during the year ended December 31, 1996 made final distributions to its shareholders of certain previously taxed and undistributed S Corporation earnings. For the years ended December 31, 1996, 1995, and 1994, the Company distributed approximately $695,000, $45,000, and $108,000, respectively, to its shareholders.

     The Company does not intend to pay dividends to its shareholders for the foreseeable future.

     All the reports required to be filed pursuant to Section 16(a) of the Exchange Act of 1934, as amended, were timely filed except for the initial statements of beneficial ownership for the named executive officers and ten percent shareholders.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

     In 1996, the Company achieved several major financial accomplishments. The company completed its initial public offering in May 1996, and immediately launched its growth initiatives. The Company expanded its sales and marketing departments, research and development department, engineering department, expanded its inventory level, and increased capital expenditures to upgrade its manufacturing capabilities. The completion of these business objectives strengthened the Company's financial position and contributed to its continued growth.

Results of Operations

     The following table sets forth for the periods indicated and comparatives and percentages which certain items in Selected Operating Data bear to total revenue.


                                                                               Year to Year
                                         Percentage of Sales                Increase (Decrease)
                                         -------------------                -------------------
                                         Year Ended December 31,
                                         -----------------------
                                                                            1996        1995
                                                                          Compared    Compared
                                       1996        1995        1994        to 1995     to 1994
                                       ----        ----        ----        -------     -------
Net sales .....................       100.0        100.0       100.0         10.8         (6.3)

Cost of sales .................        59.1         59.8        63.2          9.5        (11.3)
                                      -----        -----       -----       ------       ------
Gross profit ..................        40.9         40.2        36.8          4.6          7.4

General and administrative ....        19.7         16.3        14.3         34.5          6.4

Selling and marketing .........        14.0         11.2        10.8         39.2         (3.6)

Research & engineering ........         7.6          7.8         6.5          8.9         12.5
                                      -----        -----       -----       ------       ------

Operating (loss) income .......        (0.4)         4.9         5.2       (110.4)        (9.2)

Interest expense, net .........        (0.0)         0.9         0.9         21.9         (2.7)

Other expense (income) ........        (0.1)         0.1        (1.2)      (195.9)      (107.1)
                                      -----        -----       -----       ------       ------
     Income before income taxes         0.0          3.9         5.5        (88.8)       (31.6)
                                      -----        -----       -----       ------       ------

Year Ended December 31, 1996 Compared to Year Ended December  31, 1995

     Sales increased $751,000 or 10.8%, from $6,945,000 in 1995 to $7,696,000 in
1996. The Company believes the increase was directly related to the passage of the Telecommunication Bill in early February of 1996, which relaxed the ownership requirements imposed upon group broadcast companies. The Company believes that as broadcast companies complete their planned mergers and acquisitions, they will continue to focus on the capital spending needs of these larger entities, creating increased opportunities for the Company.

     Additionally, the Company believes that as radio advertising revenues continue to grow, this will provide the proper capital resources that broadcasters need to upgrade their facilities in order to attract and maintain top talent, therefore suggesting that the trend is towards an expansion of the market.

     Cost of sales increased nearly $394,000 or 9.5%, from $4,153,000 in 1995 to $4,547,000 in 1996, due to the sales increase, but remained essentially unchanged as a percent of revenues for 1996 compared to 1995. The Company continually evaluates its inventory purchasing and handling policies, as well as its manufacturing processes, to ensure the maintenance of, and improvement to gross margins. Accordingly, gross margin increased by $358,000 or 12.8% from $2,791,000 in 1995 to $3,149,000 in 1996 due primarily to the increase in sales, but increased slightly as a percentage of revenues from 40.2% in 1995 to 40.9% in 1996. The company believes that as the sales volume increases, the gross margin will increase incrementally as fixed costs inherent in its manufacturing processes are amortized over a broader sales base.

     General and administrative expenses (including depreciation and amortization) increased by $390,000 or 34.5% ($1,519,000 in 1996 compared to $1,129,000 in 1995). As a percentage of revenue, general and administrative expenses increased by 3.4%, from 16.3% in 1995 to 19.7% in 1996.

     This increase was due, primarily, to additional expenses incurred in connection with the Company's initial public offering completed in May 1996. The Company also incurred increased payroll costs and benefits, professional services, and expenses associated with the donation of radio equipment to a public radio broadcast facility early in 1996. Additionally, the Company's annual depreciation expense increased by $128,000 pursuant to the Company's increase in capital assets purchased during the year ended December 31, 1996.

     Selling and marketing expenses increased nearly $304,000 or 39.2%, from $775,000 in 1995 to $1,079,000 in 1996. The increase reflects the hiring of a sales manager and staffing of an expanded sales department as well as increased spending on advertising and marketing materials for new product releases. The Company expects to take advantage of the growing radio market business generated by the Telecommunications Bill and will continue to invest in this area in order to maximize the Company's market penetration. Selling and marketing expenses as a percentage of revenue increased 2.8% from 11.2% in 1995 to 14.0% in 1996.

Research and engineering expenses increased $48,000 or 8.9%, from $539,000 in 1995 to $587,000 in 1996. The primary reasons for the increase are expenditures related to licenses, permits and CE (European Conformity) certification for existing products marketed overseas, increased research and development activities and the hiring of additional engineering staff. These expenditures would have been significantly more if not for the fact that the Company has capitalized certain development costs relating to the coding, testing and other expenditures related to new products that will be sold, leased or otherwise marketed, in accordance with the provisions of Statement of Financial Accounting Standards No. 86. See "Business--Product Development Status'," and "Notes A and D of Notes to Financial Statements." The amount of capitalized research and engineering expenses for 1996 was approximately $950,000. Research and engineering, as a percentage of sales, decreased 0.2% from 7.8% in 1995 to 7.6% in 1996.

     Income from operations decreased by $383,000 or 110.4% from $347,000 in 1995 to a loss of $36,000 in 1996, primarily due to the increase in sales and marketing expenses and general and administrative expenses since its initial public offering in May of 1996. The Company has invested significantly in infrastructure and personnel in the implementation of its growth initiatives as outlined in its initial public offering registration statement. The Company expects to begin realizing increased revenues from this investment early in 1997, consequently, operating income in the fourth quarter of 1996 was adversely affected by this investment of capital. Operating income, as a percentage of revenue, decreased by 5.3%, from 4.9% in 1995 to (0.4%) in 1996.

     Interest expense increased by $14,000 from $64,000 in 1995 to $78,000 in 1996. The Company earned interest income of $75,000 on its surplus cash compared to zero during 1995. See Notes E and F of Notes to Financial Statements for further discussion of the Company's bank credit facilities and cash investment activities.

     The Company incurred a gain of approximately $16,000 resulting from an upgrade to an enhanced

CAD/Engineering software package. The gain has been classified as other income in the financial statements.

     Net income before taxes decreased by $245,000 or 88.8%, from $276,000 in 1995 to $31,000 in 1996, primarily due to the increased expenditures for sales and marketing and general and administrative expenses.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Sales decreased approximately $465,000 or 6.3%, from $7,410,000 in 1994 to $6,945,000 in 1995, due to several large systems and console projects falling back into the first and second quarter of 1996. The Company experienced an order rate decrease during the second and third quarter with a significant increase in the quantity and total value of new quotations and proposals in the Company's sales pipeline. The Company believes these events were the result of industry concern about regulatory changes in the Telecommunications Bill, pending before Congress in January 1996, along with ongoing planning and budgeting. This was also a period when several major broadcast media acquisitions were announced by The Walt Disney Company, Westinghouse, Chancellor, Evergreen and others. Ownership transfers typically suspend capital spending until the new entity is stabilized.

     Cost of sales decreased $531,000 or 11.3%, from $4,684,000 in 1994 to $4,153,000 in 1995, due, in part to lower revenues. Additionally, cost of sales, as a percentage of revenue, decreased 3.4%, from 63.2% to 59.8%. This margin improvement reflects a shift in product mix, to higher margin products, as well as a reduction in fixed costs through enhanced inventory procurement and handling, and improved manufacturing processes.

     General and administrative expenses (including depreciation and amortization) increased approximately $68,000 or 6.4%, to $1,129,000 in 1995 from $1,061,000 in 1994, primarily due to salary increases, premiums incurred as result of insurance coverage upgrades, and accounting and professional fees incurred in conjunction with a study conducted to place a valuation on the Company. General and administrative expenses, as a percentage of sales, increased 2.0% (from 14.3% to 16.3%), largely due to the decrease in revenues.

     Selling and marketing expenses decreased approximately $28,000 or 3.6%, from $803,000 in 1994 to $775,000 in 1995. The majority of the reduction focused on trade shows and general advertising as the Company opted not to attend certain shows nor place advertisements in certain publications that, in the opinion of management, did not provide the exposure sufficient to warrant the expenditure. Additionally, the Company incurred significant expenses in 1994 to replace and/or upgrade its inventory of collateral marketing material providing brochure inventory well into 1995. Conversely, the Company increased its sales staff during 1995 to provide more thorough market coverage, both domestically and internationally. Selling and marketing expenses as a percentage of sales increased slightly (10.8% to 11.2%) in 1995. The Company expects selling and marketing expenditures to increase significantly in 1996 upon completion of its initial public offering.

     Research and engineering expenses increased approximately $60,000 or 12.5%, from $479,000 in 1994 to $539,000 in 1995, due to increased spending related to the development of a new digital console, professional audio sound card and a new "low-priced" console, all of which are scheduled to be introduced during 1996. Additionally, the Company has capitalized certain costs relative to the development of the digital console and audio card mentioned above. Total costs capitalized as of December 31, 1995 amounted to $227,168. See Notes A and D of Notes to Financial Statements. Research and engineering, as a percentage of sales, increased 1.3% from 6.5% in 1994 to 7.8% in 1995.

     Income from operations decreased approximately $35,000 or 9.2%, from $382,000 in 1994 to $347,000 in 1995, primarily due to the decrease in sales noted above. For the same reason, operational income as a percentage of sales decreased to 5.0% in 1995 compared to 5.2% in 1994.

     Interest expense decreased approximately $2,000 or 2.7%, from $66,153 in 1994 to $64,362 in 1995. Bank debt increased from $311,000 in 1994 to $496,468. This increase is attributable to the Company's incurring additional debt in December of 1995, totaling $150,000, to finance the research and development of new products. See Notes E and F of Notes to Financial Statements for further discussion of the Company's bank credit facilities.

     Net income before taxes decreased approximately $128,000 or 31.6%, from $404,000 in 1994 to $276,000 in 1995, primarily due to decreased sales.

Liquidity and Capital Resources

     The Company's principal capital requirements are to fund the expansion of its internal sales department, increase advertising and marketing, increase engineering and development of new products and development of worldwide markets and penetration. The Company has historically satisfied its cash requirements through cash flows from operations and bank borrowings. Under some project contracts, the Company requires customer advances upon project acceptance, then invoices based upon the completion of specified conditions and milestones. Depending upon the stage of completion, it may be necessary for the Company, from time to time, to finance a portion of its working capital needs. Additionally, developing and launching new products exerts additional pressure on the working capital requirements of the Company. The Company through the use of its offering proceeds was able to fulfill these capital requirements during the previous year and to initiate its expansion plans.

     The Company completed its initial public offering May 28, 1996 and realized net proceeds of approximately $4.2 million after underwriting discounts and offering expenses. As of December 31, 1996 the Company had $1.6 million in cash and cash equivalents.

     The Company's current ratio at December 31, 1996 was 2.8 compared to 1.5 at December 31, 1995. The increase was attributable, primarily, to the proceeds from the Company's initial public offering less costs incurred completing the offering. For the same reasons, the Company experienced an increase in working capital of approximately $2,182,000 from $702,000 at December 31, 1995 to $2,884,000 at December 31, 1996.

     The Company's operating activities consumed cash of $1,285,000 for the year ended December 31,1996. Cash used in operations for the year ended December 31, 1996 was the result, primarily, of an increase in inventory ($638,000), an increase in accounts receivable ($121,000), and an increase in prepaid expense and other assets ($751,000), which was primarily a result of capitalized engineering expenses in accordance with Statement of Financial Accounting Standards No. 86.

     Cash used in investing activities for the year ended December 31, 1996 was $1,514,000. Such investing activities involved purchases of property and equipment ($514,000) and an investment in a California tax free bond fund with an affiliate of the Company's commercial banking facility ($1,000,000).

     Cash provided by financing activities was $3.4 million and for the year ended December 31, 1996, consisting primarily of the proceeds of the Company's initial public offering of $4.3 million and proceeds from the Company's line of credit with a bank facility of $500,000.

     As a result of the above the Company experienced a substantial increase in cash and cash equivalents from $500 at December 31, 1995 to $610,000 for the year ended December 31, 1996.

     The Company's current ratio at December 31, 1995 was 1.5 compared to 1.8 as of December 31, 1994. The primary reason for the decrease was a nearly $300,000 or 113.0% increase in accounts payable as of December 31, 1995 as compared to December 31, 1994, necessary to fund inventory and capital spending for new products and trade show consoles. This balance was paid down during the first quarter of 1996.

     The Company experienced a decrease in working capital of $114,533 for the year ended December 31, 1995 due primarily to an increase in research and engineering costs for the digital console, sound card and costs associated with this Offering. The Company also refinanced its bank debt in December 1995. Under the financing, the Company secured a more favorable interest rate and borrowed an additional $150,000 in term debt. See Notes E and F of Notes to Financial Statements. The Company retired the debt upon the completion of its initial public offering.

     The Company experienced a net decrease in cash of $145,702 during the year ended December 31, 1995 compared to a net increase of $125,864 for the year ended December 31, 1994. The primary uses of cash in 1995 were for development of new products ($227,168), expenses related to the Company's initial public offering ($141,060) and an increase in accounts receivable ($132,674). Cash flows from investing activities used $219,531, while financing activities provided $113,572.

     During the year ended December 31, 1994, the Company's cash increased by $125,864. Operating activities provided $727,625 of cash primarily attributable to net income ($409,687), accounts receivable ($150,314) and customer advances. Investing activities, primarily capital expenditures, used $157,770. Financing activities used $443,991 primarily attributable to debt pay down ($627,826) and shareholder distributions ($107,802) offset by new debt proceeds of $311,072.

     The Company believes that the net proceeds from its initial public offering completed May 28, 1996, together with its line of credit facility, capital leases and cash flows generated by operations should be adequate to meet its operating and working capital needs for the foreseeable future.

S Corporation Distributions

     Prior to May 28, 1996, the Company was being treated as an S Corporation for income tax purposes under Subchapter S of the Internal Revenue Code of 1986, as amended. As a result, the income of the Company was not subject to federal taxation, except for certain built-in gains tax, and was subject to state taxation on income at a reduced rate. See Note G of Notes to Financial Statements. The shareholders are liable for individual federal and state income taxes on their allocated portions of the Company's taxable income. The Company's status as an S Corporation was automatically terminated as a result of the Company's initial public offering. The Company during the year ended December 31, 1996 made final distributions to its shareholders of certain previously taxed and undistributed S Corporation earnings. For the year ended December 31, 1996, the S corporation distribution was approximately $700,000.

     For the years ended December 31, 1996, 1995, and 1994, the Company distributed approximately $695,000, $45,000, and $108,000, respectively, to its shareholders. The Company made this distribution to the shareholders during the second quarter of 1996 from cash on hand.

BUSINESS RISKS

Risks Associated with the Development of New Products and Technological Change

     The markets for the Company's products are characterized by rapidly changing technology and new product introductions. Accordingly, the Company believes its future prospects depend on its ability to develop and introduce in a timely fashion new and complementary products that achieve market acceptance based on continuing technological innovations. The Company invests significant time and resources in research and development of new products and system configurations. The Company anticipates diversifying it product line in response to new market opportunities some of which are expected to be created or accelerated by federal government initiatives. There can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

Competition

     The Company does not have direct across the board competitors, but does have competition in its individual product categories. The high performance broadcast market is intensely competitive and is characterized by rapid technological advances, evolving industry standards and technological obsolescence. Although the Company believes it is one of the more significant competitors in the audio custom system design and fabrication services market, many of the Company's competitors have greater financial, technical, sales, marketing and other resources than the Company. The Company believes that the principal competitive factors in the market for high end broadcasting equipment and services are offering customers a range of high end products, custom system design and fabrication services. Although the Company believes that it competes favorably with respect to certain of these factors, there can be no assurance that other present or potential competitors will not develop additional products or alternative technologies which make the Company's products obsolete.

Management of Growth

     If the Company is successful in implementing its growth strategy, the Company believes it could undergo a period of rapid growth which could place a significant strain on its management, financial and other resources. The Company's ability to manage its growth will require it to continue to improve its operational and financial systems and to motivate and effectively manage its employees. If the Company grows, it will have to implement new financial, budgeting, management information and internal control systems. The success of the Company will depend in the ability of management to effectively implement these changes and to manage the Company's operations over the long term. The Company's success also will depend in large part upon its ability to attract and retain highly skilled technical personnel to provide technological depth and support, to complete and enhance its products and to develop new products. In addition, marketing and sales personnel will be needed. Competition for highly skilled management, technical, marketing and sales personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining key management, technical, marketing and sales personnel, and its failure to do so would materially and adversely affect the Company's business and results of operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial Statements together with the report thereon of Harlan & Boettger are included in this report commencing at Page F-1.

                          SUPPLEMENTARY FINANCIAL DATA

The data set forth below is qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report and the Company's previously filed SB-2 registration statement. The following selected financial data of the Company as of December 31, 1996, 1995 and 1994 and for the years ended December 31, 1996, 1995, 1994 and 1993, are derived from the financial statements of the Company audited by Harlan & Boettger, independent accountants. This information should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", set forth elsewhere in this report. Balance sheets at December 31, 1995 and 1996 and the related statements of income and cash flow for the two years ended December 31, 1996 and notes thereto appear elsewhere in this report. The pro forma income statement data for the periods shown below is unaudited.

                                                                           Year Ended December 31
                                                           -------------------------------------------------------
                                                              1996            1995           1994           1993
                                                              ----            ----           ----           ----
STATEMENT OF INCOME DATA:
     Net sales                                             $7,696,160     $6,944,737     $7,410,176     $5,974,064
     Cost of sales                                          4,547,132      4,153,472      4,684,283      3,950,767
     Gross profit                                           3,149,028      2,791,265      2,725,893      2,023,297
     General and administrative                             1,331,438      1,069,774        996,628        907,431
     Selling and marketing                                  1,079,137        775,281        803,455        531,418
     Research and development                                 412,211        397,813        430,712        319,096
     Engineering                                              175,000        142,092         48,678         18,411
     Depreciation and amortization                            187,588         59,228         63,989         64,941
     Total operating expenses                               3,185,374      2,444,188      2,343,552      1,841,297
     Income (loss) from operations                            (36,346)       347,077        382,341        182,000
     Other income (expense),net                                67,796        (70,653)        21,871         43,796
     Income before income taxes                                31,450        276,424        404,212        225,796
     Income taxes (benefit)                                    20,700          7,400                        13,727
     Net income                                            $   10,750     $  269,024     $  409,687     $  212,069
     Net income per share                                  $     0.01
Weighted average common shares outstanding (2)              1,888,833

STATEMENT OF INCOME DATA:  (1)
Pro forma income before income taxes                                      $  276,424     $  404,221     $   225,796
Pro forma provision for income taxes                                         116,000        193,000         177,000
Pro forma net income                                                         160,424        211,212          48,796
Pro forma net income per share                                            $     0.12     $     0.16     $      0.04
Weighted average common shares outstanding (2)                             1,305,500      1,305,500       1,305,500


                                                        December 31,      December 31,     December 31,
BALANCE SHEET DATA:                                         1996             1995              1994
                                                            ----             ----              ----
Working capital                                          $2,884,182       $  702,196       $  816,729
Total assets                                              6,447,509        3,022,396        2,487,639
Total long-term debt and capital lease obligations           37,156          370,155          279,844
Total shareholders' equity                               $4,801,315       $1,355,560       $1,131,066

Prior to May 28, 1996 the Company was exempt from payment of federal income taxes and paid certain state income taxes at a reduced rate as a result of an S Corporation election made by the Company. Pro forma income statement data reflect the income tax expense that would have been recorded had the Company not been exempt from paying taxes under the S Corporation election. As a result of terminating the Company's S Corporation status upon completion of the initial public offering, the Company was required to record a one-time non-cash credit to earnings as a reduction of income tax expense for additional deferred tax benefit based upon the increase in the effective tax rates from the Company's S Corporation status to C Corporation status See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note G of Notes to Financial Statements.

See Note A of Notes to Financial Statements for weighted average shares outstanding for previous periods.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

PART III

         Certain information required by Part III is omitted from this Report, in that the Company will file its Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, an certain information included therein is incorporated by reference.

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLLING PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information relating to the directors of the Company is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on May 8, 1997 (the "Proxy Statement") as set forth under the caption "Election of Directors". Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Registrant". Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated by reference to the Proxy Statement under the caption "Executive Compensation and Other Matters."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to ownership of equity securities of the Company by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption "General Information--Stock Ownership of Certain Beneficial Owners and Management".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption "Certain Transactions".

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)    THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT;

      1) The following financial statements of the Company are filed as a part of this report.

                                                                                             Page
                                                                                             ----
      Independent Auditors' Report                                                            F-1
      Balance Sheets - December 31, 1996 and 1995                                             F-2
      Statements of Operations - For the Years Ended December 31, 1996 and 1995               F-3
      Statement of Stockholders' Equity - For the Years Ended December 31, 1996 and 1995      F-4
      Statements of Cash Flows - For the Years Ended December 31, 1996 and 1995               F-5
      Notes to Financial Statements Ended December 31, 1996                                   F-6

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      2) Exhibits. The Exhibits listed in the accompanying Exhibit index are filed or incorporated by reference as part of this Report.

      b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during fiscal 1996.

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
PACIFIC RESEARCH & ENGINEERING CORPORATION:

We have audited the accompanying balance sheets of Pacific Research & Engineering Corporation (a California corporation) as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Research & Engineering Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the periods then ended, in conformity with generally accepted accounting principles.



HARLAN & BOETTGER

San Diego, California
February 4, 1997

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                                 BALANCE SHEETS


       ASSETS
                                                                         As of December 31,
                                                                    ---------------------------
CURRENT ASSETS                                                         1996             1995
                                                                    ----------       ----------
    Cash and cash equivalents                                       $  610,857       $      500
    Investments                                                      1,000,000               --
    Accounts receivable, less allowance for doubtful accounts
         of $15,000 for 1996 and 1995                                  695,919          574,782
    Inventories, net (Note B)                                        1,935,501        1,297,549
    Deferred tax benefit (Note G)                                           --            6,340
    Prepaid expenses                                                   250,943          119,706
                                                                    ----------       ----------

         TOTAL CURRENT ASSETS                                        4,493,220        1,998,877

PROPERTY AND EQUIPMENT, net (Note C)                                   902,251          591,644

OTHER ASSETS (Note D)                                                1,052,038          431,875
                                                                    ----------       ----------

                                                                    $6,447,509       $3,022,396
                                                                    ==========       ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $  594,258       $  558,225
    Accrued expenses                                                   195,430          182,178
    Customer advances                                                  271,710          329,381
    Line of credit (Note E)                                            500,000           96,468
    Notes payable - current portion (Note F)                                --           99,996
    Capital lease obligations - current portion (Note H)                34,140           30,433
    Deferred tax liability, net (Note G)                                13,500               --
                                                                    ----------       ----------

       TOTAL CURRENT LIABILITIES                                     1,609,038        1,296,681

NOTES PAYABLE, net of current portion (Note F)                              --          300,004

CAPITAL LEASE OBLIGATIONS, net of current portion (Note H)              37,156           70,151
                                                                    ----------       ----------

       TOTAL LIABILITIES                                             1,646,194        1,666,836

COMMITMENTS AND CONTINGENCIES (Notes H and K)                               --               --

SHAREHOLDERS' EQUITY (Note L)
    Common stock, no par value, 25,000,000 shares
       authorized; 2,305,500 and 1,865,000 shares issued
       and outstanding                                               4,210,905           81,179
    Retained earnings                                                  590,410        1,274,381
                                                                    ----------       ----------

       TOTAL SHAREHOLDERS' EQUITY                                    4,801,315        1,355,560
                                                                    ----------       ----------

                                                                    $6,447,509       $3,022,396
                                                                    ==========       ==========

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                              STATEMENTS OF INCOME



                                                    Year Ended December 31,
                                                 ----------------------------
                                                    1996              1995
                                                 ----------        ----------
NET SALES                                        $7,696,160        $6,944,737

COST OF SALES                                     4,547,132         4,153,472
                                                 ----------        ----------

    Gross profit                                  3,149,028         2,791,265

OPERATING EXPENSES
    General and administrative                    1,331,438         1,069,774
    Selling and marketing                         1,079,137           775,281
    Research and development                        432,657           397,813
    Engineering                                     154,552           142,092
    Depreciation and amortization                   187,588            59,228
                                                 ----------        ----------

           TOTAL OPERATING EXPENSES               3,185,374         2,444,188
                                                 ----------        ----------

INCOME (LOSS) FROM OPERATIONS                       (36,344)          347,077

OTHER INCOME (EXPENSES)
    Interest income                                  74,933                --
    Interest expense                                (77,870)          (64,362)
    Gain on sale of assets                           16,087               250
    Other                                            54,646            (6,541)
                                                 ----------        ----------

           TOTAL OTHER INCOME (EXPENSE)              67,796           (70,653)
                                                 ----------        ----------

INCOME BEFORE INCOME TAXES                           31,452           276,424

    Income taxes (Note G)                            20,700             7,400
                                                 ----------        ----------

NET INCOME                                       $   10,752        $  269,024
                                                 ==========        ==========

    Earnings per average common share            $     0.01
                                                 ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        1,888,833
                                                 ==========
PRO FORMA FOR 1995 (UNAUDITED) (Notes A and G)

    Income before income taxes                                     $  276,424

    Pro Forma income taxes                                            116,000
                                                                   ----------
    Pro forma net income                                           $  160,424
                                                                   ==========
    Earnings per average common share                              $     0.12
                                                                   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          1,305,500
                                                                   ==========

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                               Common Stock
                                         -------------------------         Retained
                                         Shares            Amounts         Earnings           Total
                                         ------            -------         --------           -----
                                        (Note L)
BALANCE, DECEMBER 31, 1994              1,865,000        $   81,179       $1,049,887        $1,131,066

   Net income                                  --                --          269,024           269,024

   Distributions to shareholders               --                --          (44,530)          (44,530)
                                        ---------        ----------       ----------        ----------

BALANCE, DECEMBER 31, 1995              1,865,000        $   81,179       $1,274,381        $1,355,560
                                        ---------        ----------       ----------        ----------

   Restated issuances of .7-for-1
     reverse stock split                 (559,500)               --               --                --

   Net proceeds from IPO                1,000,000         4,129,726               --         4,129,726

   Net income                                  --                --           10,752            10,752

   Distributions to shareholders               --                --         (694,723)         (694,723)
                                        ---------        ----------       ----------        ----------

BALANCE, DECEMBER 31, 1996              2,305,500        $4,210,905       $  590,410        $4,801,315
                                        =========        ==========       ==========        ==========

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                                       Year Ended December 31,
                                                                    ----------------------------
                                                                        1996              1995
                                                                    -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $    10,752        $ 269,024
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                  187,588          149,112
         Deferred income tax provision                                   23,640             (202)
         Gain on sale of assets                                          16,087              250
         Changes in operating assets and liabilities:
           Accounts receivable                                         (121,137)        (132,674)
           Inventories                                                 (637,952)         (59,943)
           Prepaid expenses and other assets                           (751,399)        (417,236)
           Accounts payable                                              36,033          296,605
           Accrued expenses                                               9,452           21,802
           Customer advances                                            (57,671)        (166,481)
                                                                    -----------        ---------

NET CASH USED IN OPERATING ACTIVITIES                                (1,284,607)         (39,743)
                                                                    -----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                 (514,282)        (219,531)
   Increase in investments                                           (1,000,000)              --
                                                                    -----------        ---------

NET CASH USED IN INVESTING ACTIVITIES                                (1,514,282)        (219,531)
                                                                    -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable and line of credit           500,000          780,908
   Payments on notes payable and line of credit                        (496,468)        (595,747)
   Payments under capital lease obligations                             (29,289)         (27,059)
   Distributions to shareholders                                       (694,723)         (44,530)
   Proceeds from initial public offering                              4,129,726               --
                                                                    -----------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             3,409,246          113,572
                                                                    -----------        ---------

NET INCREASE (DECREASE) IN CASH                                         610,357         (145,702)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                500          146,202
                                                                    -----------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $   610,857        $     500
                                                                    ===========        =========


                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Organization and Nature of Operations

      Pacific Research & Engineering Corporation (the "Company") was incorporated on October 17, 1969 in the state of California. The Company's principal operations are the manufacturing and selling of professional radio studio broadcasting equipment. The Company also provides technical furniture and studio integration and design services to radio stations and network facilities. The Company operated under the name Pacific Recorders & Engineering Corporation until December 21, 1995, at which date the Company changed its name to Pacific Research & Engineering Corporation.

      Basis of Accounting

      The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company has a balance of $610,857 in a single financial institution, $510,857 of which is in excess of federally insured amounts as of December 31, 1996.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs include material, labor and manufacturing overhead.

      Property and Equipment

      Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets under capital leases are depreciated by the straight-line method over the shorter of the lease term or the useful lives of the assets. Maintenance, repairs and minor renewals are charged to operations as incurred. Major replacements or betterments are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected as income or expense.

A.     SUMMARY OF SIGNIFICANT ACCOUNTING

       Other Assets

      Other assets consist primarily of capitalized software costs and deferred offering costs.

       Capitalized software costs consist of certain costs incurred for the development of software after technological feasibility has been established. These expenditures are principally related to new products which will be sold, leased or otherwise marketed and which have been capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86. Capitalized software costs are amortized on a product-by-product basis. Amortization will be computed based upon the ratio of annual revenues to total anticipated revenues or the straight-line method over the estimated life of the product (typically three to five years), whichever provides the greater amortization. Amortization expense for capitalized software costs have not been incurred since none of the products are available for sale at December 31, 1996.

       Deferred offering costs include the costs associated with the initial public offering. These costs related to the direct incremental costs associated with the initial public offering and were capitalized and netted against the amount received from the public offering.

       Customer Prepayments

      Advance payments received from customers are deferred and recognized as revenue upon shipment.

       Revenue Recognition

       Revenue from product sales is generated primarily from the manufacture and sale of radio studio broadcasting equipment. The period of time from initial order to final shipment of the product typically ranges from two to six weeks. Revenue is recognized when the equipment is shipped. The Company expenses warranty costs as incurred, as historically such costs have not been significant.

       Research and Development

       Research and development costs, consisting principally of engineering, design and development costs devoted to creating new products or improving existing products, are expensed as incurred.

       Income Taxes

       Income taxes, including pro forma computations, are provided using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



      differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

B.     INVENTORIES:

       Inventories at December 31, 1996 and 1995 are summarized as follows:

                                             1996              1995
                                          ----------        ----------
      Raw materials                       $  969,180        $  843,307
      Work-in-process                        516,687            82,741
      Finished goods                         474,634           396,501
                                          ----------        ----------

                                           1,960,501         1,322,549

      Less reserve for obsolescence          (25,000)          (25,000)
                                          ----------        ----------

           Inventories, net               $1,935,501        $1,297,549
                                          ==========        ==========


C.    PROPERTY AND EQUIPMENT:

      Property and equipment at December 31, 1996 and 1995 are summarized as follows:

                                                  1996               1995
                                              -----------        -----------
      Machinery and equipment                 $ 1,185,798        $   758,752
      Furniture and fixtures                      800,550          1,034,923
      Leasehold improvements                      638,348            594,746
                                              -----------        -----------

                                                2,624,696          2,388,421
      Less accumulated depreciation and
        amortization                           (1,722,445)        (1,796,777)
                                              -----------        -----------

           Property and equipment, net        $   902,251        $   591,644
                                              ===========        ===========


D.    OTHER ASSETS:

      Other assets at December 31, 1996 and 1995 are summarized as follows:

                                           1996           1995
                                       ----------       --------
      Capitalized software costs       $  949,617       $227,168
      Deferred offering costs                  --        141,060
      Deposits                             93,696         63,647

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                                           1996           1995
                                       ----------       --------
      Employee loan                         8,725             --
                                       ----------       --------

                                       $1,052,038       $431,875
                                       ==========       ========


E.    LINE OF CREDIT:

      The Company has a line of credit facility with a bank which expires in May 1997. The line bears interest at Libor (5.5625% at December 31, 1996) plus 2.00%. The line of credit provides for maximum borrowings of $1,500,000, and is secured by substantially all assets of the Company. At December 31, 1996, the Company had $1,000,000 of available credit under the line. This facility contains certain covenants, as defined, for which, as of December 31, 1996, the Company was in violation. Financial covenants and ratios are as follows: minimum tangible net worth of at least $4,000,000, a quick ratio of 1.50 to 1.00, a minimum of $2,000,000 in cash/marketable securities, and a ratio of total liabilities to tangible net worth of not greater than .60 to 1.00. Management is aware of violations of some of these covenants existing as of December 31, 1996 and is currently negotiating the revision of such covenants with the financial institution.

F.    NOTES PAYABLE:

      Notes payable at December 31, 1996 and 1995 are summarized as follows:

                                                                                                1996          1995
                                                                                               ------        ------
      Note payable due to a bank, maturing in November, 1999, with monthly installments of $5,208, plus interest at 10.5%, collateralized by substantially all assets of the Company and personally guaranteed
      by the principal shareholders                                                             $--          $250,000

      Note payable due to a bank, maturing in December, 1999, with monthly installments of $3,125, plus interest at 10.5%, collateralized by substantially all assets of the Company and personally guaranteed by
      the principal shareholders                                                                 --           150,000
                                                                                                ---          --------

                                                                                                 --           400,000

           Less current portion                                                                  --           (99,996)
                                                                                                ---          --------

                                                                                                $--          $300,004
                                                                                                ===          ========

      The outstanding notes payable agreements at December 31, 1995, contained certain covenants which included, but were not limited to, requiring the Company to maintain a minimum current ratio of 1.5 to 1.0, a maximum debt to net worth ratio of 2.0 to 1.0 and a tangible net worth of $1,100,000. As of December 31, 1995, the Company was in compliance with these covenants.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


G.    INCOME TAXES:

      For the tax period ending May 29, 1996 and the year ended December 31, 1995 the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company would normally not be subject to federal corporate taxes since the shareholders are liable for individual Federal income taxes on their respective shares of the Company's taxable income.

      The public offering discussed in Notes A and K, resulted in the termination of the Company's S Corporation status for federal and state income tax purposes. This resulted in the establishment of a net deferred tax asset calculated at normal federal and state income tax rates, causing a one-time non-cash credit to earnings as a reduction of income tax expense equal to the amount of the net change in deferred tax benefit. As of December 31, 1995, the amount of the current deferred tax asset, which would have been recorded had the Company's S Corporation status terminated on that date, was $93,000. The current net deferred tax liability comprises primarily temporary differences relating to inventory valuation, certain reserves, accruals, and research and development costs capitalized for book purposes, but expensed for tax purposes.

      For the short C-corporation filing period from June 1 through December 31, 1996, the Company will have a federal and state tax net operating loss carryforward of $528,000 and $259,000, respectively. For this same period the Company will have research and development credit carryforwards of $9,000 and $5,000, respectively. The net operating loss carryforwards will expire in fifteen (15) years and five (5) years, respectively, if not utilized and the credit carryforwards will expire in fifteen (15) years, if not utilized.

      The components of the historical provision for income taxes are as follows:

                            1996           1995
                          --------        ------
      Current:
            Federal       $     --        $   --
            State              800         7,602
                          --------        ------

                               800         7,602
                          --------        ------
      Deferred:
            Federal        (17,000)           --
            State           36,900          (202)
                          --------        ------

                            19,900          (202)
                          --------        ------

                          $ 20,700        $7,400
                          ========        ======

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


G.    INCOME TAXES: (CONTINUED)

      Pro forma Income Taxes

      The accompanying statements of income includes the unaudited pro forma income tax provision for 1995, to reflect the estimated income tax expense of the Company as if it had been subject to normal federal and state income taxes from the period presented.

      Pro forma earnings per share is calculated using the weighted average outstanding common and common equivalent shares.

      Pro forma income taxes, assuming the Company was subject to C Corporation income taxes for the entirety of the period, are as follows:

                                                           Pro forma
                                                              1995
                                                          (Unaudited)
                                                          -----------
         Federal                                          $ 89,500
         States taxes, net of federal benefits              26,500
                                                          --------
                                                          $116,000
                                                          ========

      The reconciliation of the federal statutory rate for income taxes is as follows:

                                                                         Pro forma
                                                                            1995
                                                              1996      (Unaudited)
                                                              ----      -----------
         Statutory federal rate                                 34%       34%
         State taxes, net of federal benefits                    6         6
         Adjustment for prior year deferred taxes
           calculated as an S-corporation                       32        --
         Benefit of tax adjustments                             --         2
                                                                --        --
                                                                72%       42%
                                                                ==        ==

      The net deferred tax liability as of December 31, 1996, relate to the following temporary differences:

         Nondeductible reserves                               $ (16,400)
         Nondeductible accruals                                 (11,900)
         Inventory valuation                                    (56,800)
         Depreciation                                            36,200
         Research and development costs                         276,400
         Net operating loss and credit carryforwards           (214,000)
                                                              ---------
                                                              $  13,500
                                                              =========

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


H.    COMMITMENTS AND CONTINGENCIES:

      Operating Leases

      The Company leases its facilities under a noncancelable operating lease from an unrelated third party which expires in May 2005. Rental expense for the years ended December 31, 1996 and 1995 was $383,440 and $397,737, respectively. The Company subleases space in one of the buildings to an unrelated third party and receives $8,750 per month. The sublease agreement will be assigned to the lessor in October 1998, releasing the Company from any future responsibility or liability as set forth in the lease agreement.

      At December 31, 1996, minimum annual rent payable and sublease income under the noncancelable leases in each of the next five years ending December 31 and thereafter are as follows:

                          Rent Payable    Sublease Income
                          ------------    ---------------
      1997                 $  377,077         $105,000
      1998                    368,573           78,750
      1999                    292,559               --
      2000                    304,261               --
      2001                    316,433               --
      Thereafter            1,177,995               --
                           ----------         --------
      Total                $2,836,898         $183,750
                           ==========         ========


      The noncancelable operating lease provides that the Company pays for property taxes, insurance and certain other operating expenses applicable to the leased premises.

      Capital Leases

      The Company leases part of its equipment under capital leases. The economic substance of the capital lease agreements is that the Company finances the acquisition of machinery by making monthly payments of $3,387 over a sixty month period, and accordingly, the capital leases are reflected as a capital lease obligation and the asset as a component of property and equipment. The following is an analysis of the book value of the leased assets included in property and equipment as of December 31, 1996 and 1995.

                                       1996           1995
                                     --------       --------
      Cost                           $155,297       $155,297

      Accumulated depreciation         84,737         53,677
                                     --------       --------

                                     $ 70,560       $101,620
                                     ========       ========

      The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments as of December 31, 1996 are as follows:

      1997                                                         $ 40,649
      1998                                                           29,583
      1999                                                           10,569
                                                                   --------

                                                                     80,801

      Less amount representing interest                              (9,505)

      Less current portion of capital lease obligations             (34,140)
                                                                   --------

                                                                   $ 37,156
                                                                   ========

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


H.    COMMITMENTS AND CONTINGENCIES: (CONTINUED)

      Purchase Commitments

      During August 1993, the Company entered into an agreement to sell certain assets and certain liabilities associated with the Company's former sheet metal fabrication process to an unrelated third party (the "Buyer"). In connection with the sale, the Company agreed to allow the Buyer to bid on all of the Company's future metal fabrication orders, if the Buyer can satisfy certain quality control and delivery schedule requirements. Under this agreement, the Company is obligated to accept the Buyer's bid if the bid does not exceed 8% of other bids through August 1994, and 5% for bids thereafter. The Company purchased approximately $562,561 and $454,700 of metal fabrication from the Buyer for the years ended December 31, 1996 and 1995, respectively.

      Other

      The Company is subject to numerous federal, state, and local environmental laws and regulations. Management believes that the Company is in material compliance with such laws and regulations and that potential environmental liabilities, if any, are not material to the financial statements.

I.    PROFIT SHARING PLAN:

      The Company maintains a profit sharing plan (the "Plan") that provides for tax deferred employee benefits under Section 401(k) of the Internal Revenue Code. The Plan allows employees to make contributions, a portion of which will be matched by the Company, up to the lesser of 5% of an employee's salary or the amount allowed by law, as defined. The Company may elect to make an additional discretionary contribution in any Plan year. There were no discretionary Company contributions during the periods ended December 31, 1996 and 1995. Company contributions vest at a rate of 20% per year, beginning after two years of employment. The Company has made matching contributions to the Plan of approximately $25,600 for the year ended December 31, 1996. The Company pays the administrative costs of the Plan, which approximates $5,000.

J.    SUPPLEMENTAL CASH FLOW INFORMATION:

      Supplemental disclosures of cash flow information for the years ended December 31, 1996, and 1995 are summarized as follows:

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                      1996          1995
                                                     -------       -------
      Cash paid for interest and income taxes:
            Interest                                 $77,870       $64,362
            Income taxes                             $   800       $21,000

K.    INITIAL PUBLIC OFFERING:

      Effective May 1996, the Company sold 500,000 equity Units (Unit) to the general public. Each Unit sold for $5.50 and consisted of two shares of common stock and one redeemable common stock purchase warrant. The common stock and the warrant were detachable and separately transferrable immediately after the closing of the offering. Each warrant entitles the registered holder to purchase, at any time over a five year period commencing on the date of the Prospectus, one share of common stock at 120% of the initial public offering price per share. Commencing from the date of the Prospectus, the warrants are subject to redemption at $0.10 per warrant on thirty days written notice if the closing bid price of the common stock is in excess of 150% of the then current exercise price of the warrants for a period of ten consecutive trading days.

      At the closing of the Offering, the Company issued to the Underwriter the Representative's Warrant to purchase for investment a maximum of 50,000 Units of the Company, each Unit consisting of two shares of common stock and one warrant, but which may be exercised separately by the Underwriter at an exercise price of 120% of the public offering price of the securities being offered.

L.    SHAREHOLDERS' EQUITY:

      S Corporation Distributions

      For the years ended December 31, 1996 and 1995, the Company distributed $694,722 and $44,530, respectively, to its shareholders. These amounts represented a portion of the S Corporation earnings through December 31 of each of the periods ended. The Company's status as an S Corporation automatically terminated following the initial public offering (the "S Corporation Termination Date").

      Common Stock

      In December 1995, the Board of Directors and shareholders voted to amend the Company's Articles of Incorporation and By-laws. The effect of the restatement is (i) to change the authorized capital from 1,500 shares of common stock to 25,000,000 shares of common stock, no par value and (ii) to effect a 12,433.33-for-1 stock split of the Company's common stock. In April 1996, the Board of Directors and shareholders voted to effect a .7-for-1 stock split of the Company's stock.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


L.    SHAREHOLDERS' EQUITY: (CONTINUED)

      Warrants

      Warrants outstanding in addition to those discussed in Note K above at December 31, 1996 and 1995 consist of warrants granted to a former director/officer of the Company. These warrants provide for the purchase of 100,100 shares of common stock, exercisable at $4.68 per share, which was an amount in excess of the fair market value at the date of grant. A summary of warrants outstanding at December 31, 1996 and 1995 is as follows:

                                        1996           1995
                                      --------       --------
      Officer/director warrants       $100,100       $100,100
      IPO Unit warrants                500,000             --
      Representatives warrants          50,000             --
                                      --------       --------

                                      $650,100       $100,100
                                      ========       ========

      As of December 31, 1996 and 1995, no warrants had been exercised in connection with these issuances.

M.    SEGMENT AND GEOGRAPHIC DATA:

      The Company is engaged in one line of business, the manufacturing and selling of professional radio studio broadcasting equipment. The Company does not have any employees, capital expenditures or other assets that are located outside of the United States.

      The Company's operations consist primarily of sales of products to both domestic and foreign markets. Information about the sales of the Company by geographical markets is presented below for the years ended December 31, 1996 and 1995.

                                       1996             1995
                                    ----------       ----------
      Europe                        $  164,218       $  351,129
      Central America                   40,345           63,907
      Canada                            27,693           38,780
      Middle East                      191,287           35,478
      Southeast Asia                     1,926            1,225
      Other foreign countries           13,802           52,575
                                    ----------       ----------

      Total foreign sales              439,271          543,094

      Total domestic sales           7,256,889        6,401,643
                                    ----------       ----------

                                    $7,696,160       $6,944,737
                                    ==========       ==========

SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    March 27, 1997

Pacific Research & Engineering, Corporation





By: /s/ Jack Williams
    -------------------------
     Jack Williams
     President, Chief Executive Officer, Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



                            Title                                            Date

/s/ Jack Williams           Director, President, Chief Executive             March 27, 1997
---------------------       Officer, and Chairman of the Board





/s/ Larry Eyler             Director, Secretary, Chief Financial             March 27, 1997
---------------------       Officer, and Vice President of Finance
                            (Principal Financial Officer)


/s/ Michael Dosch           Director, Chief Operating Officer, and           March 27, 1997
---------------------       Vice President


/s/ David Pollard           Director, Engineering-Vice President             March 27, 1997
---------------------


/s/ John Lane               Director                                         March 27, 1997
---------------------


/s/ Michael Bosworth        Director                                         March 27, 1997
---------------------


/s/ John Robbins            Director                                         March 27, 1997
---------------------

                                  Exhibit Index


4.1      Articles of Incorporation of the Company (1)

4.2      Bylaws of the Company (1)

4.3      Warrant Agreement (1)

4.4      Warrant Certificate (1)

4.5      Stock Certificate (1)

4.6      Unit Certificate (1)

5.1      Opinion re legality of S-8 filing (2)

10.1     Lease Agreement dated May 9, 1995 (1)

10.2 Sublease Agreement dated May 9, 1995 by and between the Registrant and Pacific Metal Fabricators (1)

10.3     Employment Contract by and between the Registrant and Jack Williams (1)

10.4     Employment Contract by and between the Registrant and Michael Dosch (1)

10.5     Employment Contract by and between the Registrant and Larry Eyler (1)

10.6     Employment Contract by and between the Registrant and David Pollard (1)

10.7     1996 Omnibus Stock Plan and form of Stock Option Agreement thereunder
         (1)

10.8 Asset Purchase Agreement between the Registrant and Pacific Metal Fabricators, Inc. (1)

23.1     Consent of Harlan & Boettger, Independent Auditors

24.1 Power of Attorney (included in signature pages to this registration statement)

26.1     Form S-8 filing, dated February 29, 1997 (2)


-----------------------

(1) Previously filed as an exhibit to the Company's Form SB-2, file no. 333-858-LA, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Form S-8, file no. 333-22407, and incorporated herein by reference.