Form 10QSB
period 1997-03-31
PACIFIC RESEARCH & ENGINEERING CORP
filed 1997-05-14
CIK 1007583

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________

                                             Commission File Number : 001-11773

                  PACIFIC RESEARCH AND ENGINEERING CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    California                                95-2638420
                    ----------                                ----------
         (State or other jurisdiction                        (IRS Employer
         of incorporation or organization)                identification No.)


               2070 Las Palmas Drive, Carlsbad, California, 92009
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (760) 438-3911
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,305,500 as of May 13, 1997 Common Stock, No Par Value

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                                    PAGE
         ITEM 1:  FINANCIAL STATEMENTS

                  CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND
                  MARCH 31, 1997  (UNAUDITED)                                      3

                  CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                  MARCH 31, 1996 AND 1997 (UNAUDITED)                              4

                  CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                  MARCH 31, 1996 AND 1997 (UNAUDITED)                              5

                  NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)              6

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                       14

PART II: OTHER INFORMATION

         ITEM 1:  LEGAL PROCEEDINGS                                               20

         ITEM 2:  CHANGES IN SECURITIES                                           20

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                 20

         ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS            20

         ITEM 5:  OTHER INFORMATION                                               20

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                20

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

ASSETS                                                        March 31,    December 31,
                                                                1997           1996
                                                            ------------   ------------
CURRENT ASSETS                                              (unaudited)
Cash and cash equivalents                                   $    201,517   $    610,857
Investments                                                    1,000,000      1,000,000
Accounts receivable, net                                         790,090        695,919
Due from officer                                                   1,047             --
Inventories, net                                               2,460,294      1,935,501
Prepaid expenses                                                 327,597        250,943
                                                            ------------   ------------
TOTAL CURRENT ASSETS                                           4,780,545      4,493,220

PROPERTY AND EQUIPMENT, net                                    1,039,500        902,251

OTHER ASSETS                                                   1,376,231      1,052,038
                                                            ------------   ------------
                                                            $  7,196,276   $  6,447,509
                                                            ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                            $  1,034,352   $    594,258
Accrued expenses                                                 254,882        195,430
Customer advances                                                637,421        271,710
Line of credit                                                   425,000        500,000
Capital lease obligations - current portion                       35,566         34,140
Deferred tax liability, net                                       13,500         13,500
                                                            ------------   ------------
TOTAL CURRENT LIABILITIES                                      2,400,721      1,609,038

CAPITAL LEASE OBLIGATIONS, net of current portion                 42,532         37,156
                                                            ------------   ------------
TOTAL LIABILITIES                                              2,443,253      1,646,194

SHAREHOLDERS' EQUITY
Common stock, no par value, 25,000,000 shares authorized;
2,305,500 shares issued and outstanding                        4,126,392      4,160,905
Additional paid-in capital                                        50,000         50,000
Retained earnings                                                576,631        590,410
                                                            ------------   ------------
TOTAL SHAREHOLDERS' EQUITY                                     4,753,023      4,801,315
                                                            ------------   ------------
                                                            $  7,196,276   $  6,447,509
                                                            ============   ============



     The accompanying notes are integral part of these financial statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     CONDENSED STATEMENTS OF INCOME FOR THE
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                  March 31, 1997      March 31, 1996
                                                  --------------      --------------
                                                    (unaudited)         (unaudited)
NET SALES                                         $    2,291,204      $    1,950,367

COST OF SALES                                          1,295,938           1,139,233
                                                  --------------      --------------
Gross profit                                             995,266             811,134

OPERATING EXPENSES
General and administrative                               395,065             253,572
Selling and marketing                                    363,565             170,053
Research and development                                 123,374              98,513
Engineering                                               59,046              59,772
Depreciation and amortization                             59,389              39,308
                                                  --------------      --------------
TOTAL OPERATING EXPENSES                               1,000,439             621,218
                                                  --------------      --------------

INCOME (LOSS) FROM OPERATIONS                             (5,173)            189,916

OTHER INCOME (EXPENSES)
Interest, net                                             (6,971)            (13,303)
Gain on sale of assets                                        --              16,087
Other                                                       (835)                469
                                                  --------------      --------------
TOTAL OTHER INCOME (EXPENSE)                              (7,806)              3,253
                                                  --------------      --------------

INCOME (LOSS) BEFORE INCOME TAXES                        (12,979)            193,169

Income taxes                                                 800               3,000
                                                  --------------      --------------
NET INCOME (LOSS)                                 $      (13,779)     $      190,169
                                                  ==============      ==============
Earnings per average common share                 $        (0.01)
                                                  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,305,500
                                                  ==============
PRO FORMA FOR MARCH 31, 1996 (NOTE 7)

Income before income taxes                                            $      193,169

Pro forma income taxes                                                        79,000
                                                                      --------------
Pro forma net income                                                  $      114,169
                                                                      ==============
Earnings per average common share                                     $         0.09
                                                                      ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 1,320,424
                                                                      ==============



     The accompanying notes are integral part of these financial statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                   CONDENSED STATEMENTS OF CASH FLOWS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                                  March 31, 1997      March 31, 1996
                                                                  --------------      --------------
                                                                   (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $      (13,779)     $      190,169
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization                                             59,389              39,308
Gain on sale of assets                                                        --              16,087
Changes in operating assets and liabilities:
Accounts receivable                                                      (94,171)            (18,773)
Inventories                                                             (524,793)           (138,377)
Prepaid expenses and other assets                                       (400,847)           (287,449)
Accounts payable                                                         440,094             247,330
Accrued expenses                                                          59,542              10,378
Customer advances                                                        365,711            (184,967)
                                                                  --------------      --------------
NET CASH USED IN OPERATING ACTIVITIES                                   (108,854)           (126,294)
                                                                  ==============      ==============

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                     (181,752)            (83,989)
Due (to) from officer                                                     (1,047)                 --
                                                                  --------------      --------------
NET CASH USED IN INVESTING ACTIVITIES                                   (182,799)            (83,989)
                                                                  --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) notes payable and lines of credit            (75,000)            217,062
Payments under capital lease obligations                                  (8,174)             (1,227)
Distributions to shareholders                                                 --                (126)
Deferred offering costs, netted against offering proceeds                (34,513)                 --
                                                                  --------------      --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (117,687)            215,709
                                                                  --------------      --------------

NET INCREASE (DECREASE) IN CASH                                         (409,340)              5,426

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           610,857                 500
                                                                  --------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $      210,517      $        5,926
                                                                  ==============      ==============


     The accompanying notes are integral part of these financial statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Basis of Presentation

         The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year December 31, 1996.

         Reclassifications

         Certain March 31, 1996 balances have been reclassified to conform to the March 31, 1997 condensed financial statement presentation.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Investments

         The Company maintains excess cash available for operating purposes in a mutual fund of a financial institution. The fund invests exclusively in the State of California tax free municipal bonds. There are no restrictions and the fund shares may be redeemed by the Company at any time without penalty.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs include material, labor and manufacturing overhead.

         Property and Equipment

         Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets under capital leases are depreciated by the straight-line method over the shorter of the lease term or the useful lives of the assets. Maintenance, repairs and minor renewals are charged to operations as incurred. Major replacements or upgrade's are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected as income or expense.

         Other Assets

         Other assets consist primarily of capitalized software costs and deferred offering costs.

         Capitalized software costs consist of certain costs incurred for the development of software after technological feasibility has been established. These expenditures are principally related to new products which will be sold, leased or otherwise marketed and which have been capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86. Capitalized software costs are amortized on a product-by-product basis. Amortization will be computed based upon the ratio of annual revenues to total anticipated revenues or the straight-line method over the estimated life of the product (typically three to five years), whichever provides the greater amortization. Amortization expense for capitalized software costs have not been incurred since none of the products are available for sale at December 31, 1996 nor at March 31, 1997.

         Deferred offering costs include the costs associated with the initial public offering. These costs related to the direct incremental costs associated with the initial public offering and were capitalized and netted against the amount received from the public offering.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

2.       INVENTORIES

         Inventories at March 31, 1997 and at December 31, 1996 are summarized as follows:

                                                 March 31,          December 31,
                                                   1997                 1996
                                                -----------         -----------
                                                (unaudited)
Raw materials                                   $ 1,315,094         $   969,180
Work-in-process                                     568,490             516,687
Finished goods                                      601,710             474,634
                                                -----------         -----------
                                                  2,485,294           1,960,501
Less reserve for obsolescence                       (25,000)            (25,000)
                                                -----------         -----------
Inventories, net                                $ 2,460,294         $ 1,935,501
                                                ===========         ===========

3.       PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 1997 and at December 31, 1996 are summarized as follows:

                                                   March 31,        December 31,
                                                     1997               1996
                                                 -----------        -----------
                                                 (unaudited)
Machinery and equipment                          $ 1,351,017        $ 1,185,798
Furniture and fixtures                               823,167            800,550
Leasehold improvements                               647,150            638,348
                                                 -----------        -----------
                                                   2,821,334          2,624,696
Less accumulated depreciation and
  amortization                                    (1,781,834)        (1,722,445)
                                                 -----------        -----------
Property and equipment, net                      $ 1,039,500        $   902,251
                                                 ===========        ===========

4.       OTHER ASSETS

         Other assets at March 31, 1997 and at December 31, 1996 are summarized as follows:

                                                    March 31,       December 31,
                                                      1997               1996
                                                  ------------      ------------
                                                  (unaudited)
Capitalized software costs                        $  1,265,291      $    949,617
Deposits                                                80,860            93,696
Other                                                   21,842                --
Employee loan                                            8,238             8,725
                                                  ------------      ------------
                                                  $  1,376,231      $  1,052,038
                                                  ============      ============

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


5.       INCOME TAXES

         For the tax period ending May 29, 1996 , which includes the period ended March 31, 1996, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company would normally not be subject to federal corporate taxes since the shareholders are liable for individual Federal income taxes on their respective shares of the Company's taxable income.

         The public offering discussed in Notes herein resulted in the termination of the Company's S Corporation status for federal and state income tax purposes. This resulted in the establishment of a net deferred tax asset calculated at normal federal and state income tax rates, causing a one-time non-cash credit to earnings as a reduction of income tax expense equal to the amount of the net change in deferred tax benefit. As of March 31, 1996, the amount of the current deferred tax asset, which would have been recorded had the Company's S Corporation status terminated on that date, was $93,000. The current net deferred tax liability comprises primarily temporary differences relating to inventory valuation, certain reserves, accruals, and research and development costs capitalized for book purposes, but expensed for tax purposes.

         Pro forma Income Taxes

         The accompanying statements of income includes the unaudited pro forma income tax provision for the three month period ended March 31, 1996, to reflect the estimated income tax expense of the Company as if it had been subject to normal federal and state income taxes from the period presented.

         Pro forma earnings per share is calculated using the weighted average outstanding common and common equivalent shares.

         Pro forma income taxes, assuming the Company was subject to C Corporation income taxes for the entirety of the period, and is included in the accompanying statements of income.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

6.       PROFIT SHARING  AND STOCK OPTION PLAN

         Profit Sharing Plan

         The Company maintains a profit sharing plan (the "Plan") that provides for tax deferred employee benefits under Section 401(k) of the Internal Revenue Code. The Plan allows employees to make contributions, a portion of which will be matched by the Company, up to the lesser of 5% of an employee's salary or the amount allowed by law, as defined. The Company may elect to make an additional discretionary contribution in any Plan year. There were no discretionary Company contributions during the three month periods ended March 31, 1997 and 1996. Company contributions vest at a rate of 20% per year, beginning after two years of employment.

         Stock Option Plan

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

         As of December 31, 1996 and March 31, 1997 (unaudited), the following grants have been made under the Stock Plan:

         To each of Messrs. John Robbins and Michael Bosworth, both members of the Company's Board of Directors, a ten year option to purchase 5,000 shares of Common Stock, exercisable at the initial public offering price. Additionally, Messrs. Robbins and Bosworth will receive ten year options to purchase 2,500 shares of common Stock at the then-market price on the date of the grant on the first three anniversaries of their election as a director. Each grant is conditioned upon the person being a director at the time of the grant.

         Additionally, options to purchase a total of 750,000 shares of the Common Stock were granted pro rata, based upon current share ownership, to Messrs. Williams, Dosch, Eyler and Pollard, executive officers of the Company and Messrs. Staros and Jackson, key employees of the Company.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


6.       PROFIT SHARING AND STOCK OPTION PLAN (CONTINUED)

         These options will vest and become exercisable pursuant to the schedule set forth below, if the Company achieves the following performance criteria; (i.) 100,000 shares the first complete fiscal year after the initial public offering if the Company's earnings per share are at least $0.25 or the Common Stock achieves a price of at least $6.00 per share; (ii) 100,000 shares the second year if the Company's earnings per share are at least $0.30 or the Common Stock achieves a price of at least $7.20 per share; (iii) 100,000 shares in the third year if the Company's earnings per share are at least $0.36 or the Common Stock achieves a price of at least $8.64 per share; (ii) 225,000 shares will be available in the fourth year if the Company's earnings per share are at least $0.43 or the Common Stock achieves a price of at least $10.37 per share; (v) 225,000 shares in the fifth year if the Company's earnings per share are at least $0.52 or the Common Stock achieves a price of at least $12.44 per share. In the event the Company does not achieve these performance criteria in any given year, any shares reserved for issuance but not yet vested will become exercisable in addition to such subsequent year's shares if the Company achieves the performance criteria in such subsequent year. In any event, vesting occurs after year seven for all shares that are reserved for issuance. For purposes of calculating earnings per share under the above formula, earnings per share will be calculated without taking into account any compensation expense required under generally accepted accounting principles due to recognition of any expense as a result of the exercisability of the performance shares.

7.       SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosures of cash flow information for the three month periods ended March 31, 1997, and 1996 are summarized as follows:

                                                         Quarter Ended     Quarter Ended
                                                         March 31, 1997    March 31, 1996
                                                          (unaudited)       (unaudited)
                                                         -------------     -------------
Cash paid for interest and income taxes:
      Interest                                           $      10,215     $      13,303
      Income taxes                                       $          --     $          --
Non cash investing and financing activities:
      Capital lease obligations                          $      14,799     $          --

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.       INITIAL PUBLIC OFFERING

         Effective May 28, 1996, the Company sold 500,000 equity units (Unit) to the general public. Each Unit sold for $11.00 and consisted of two shares of common stock and one redeemable common stock purchase warrant. The common stock and the warrant were detachable and separately transferable immediately after the closing of the offering. Each warrant entitles the registered holder to purchase, at any time over a five year period commencing on the date of the initial public offering (Offering), one share of common stock at 120% of the initial public offering price per share. Commencing from the date of the Offering, the warrants are subject to redemption at $0.10 per warrant on thirty days written notice if the closing bid price of the common stock is in excess of 150% of the then current exercise price of the warrants for a period of ten consecutive trading days.

9.       SHAREHOLDERS' EQUITY

         S Corporation Distributions

         For the year ended December 31, 1996 the Company distributed $694,722 to its shareholders. These amounts represented a portion of the S Corporation earnings through December 31, 1996 and were distributed from retained earnings to the shareholders. The Company's status as an S Corporation automatically terminated following the initial public offering. No further distributions were made.

         Common Stock

         During December 1995, the Board of Directors and shareholders voted to amend the Company's Articles of Incorporation and By-laws. The effect of the restatement is (i) to change the authorized capital from 1,500 shares of common stock to 25,000,000 shares of common stock, no par value and (ii) to effect a 12,433.33-for-1 stock split of the Company's common stock. In April 1996, the Board of Directors and shareholders voted to effect a .7-for-1 stock split of the Company's stock. Common stock has been retroactively restated for the stock splits.

         Warrants

         Warrants outstanding in addition to those discussed in Note 8 above at December 31, 1996 and March 31, 1997 (unaudited) consists of warrants granted to a former director of the Company. These warrants provide for the purchase of 100,100 shares of common stock, exercisable at $4.68 per share, which was an amount in excess of the fair market value at the date of grant. At the closing of the Offering, the Company issued to the Underwriter the Representative's Warrant to purchase for investment a maximum of 50,000 Units of the Company, each Unit consisting of two shares of common stock and one warrant, but which may be exercised separately by the Underwriter at an exercise price of 120% of the public offering price of the securities being offered.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

9.       SHAREHOLDERS' EQUITY (CONTINUED)

         As of December 31, 1996 and March 31, 1997 (unaudited), no warrants had been exercised in connection with these issuance's.

10.      EARNINGS PER SHARE

         Options and warrants outstanding as of March 31, 1997(unaudited) are antidilutive for purposes of calculating primary and fully diluted earnings per share and are, therefore, not included in the earnings per share calculation. For the three month periods ended March 31, 1997 and 1996, the calculation was based on the weighted number of shares outstanding, since the options and warrants were antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

Forward-looking statements used in this Form 10-QSB are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation risks of dependence on third-party suppliers, intellectual property rights and litigation, market acceptance of and demand for the Company's products as well as general market conditions, competition and pricing, and development of technology and manufacturing capabilities. This Form 10-QSB contains forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from the results discussed in the forward-looking statements.

OVERVIEW

Since incorporation in October 1969, Pacific Research & Engineering, a California corporation, ("PR&E," the "Company") has produced high quality studio products and services including audio control and mixing consoles, cartridge machines, digital workstations, and a wide range of peripheral products for the radio broadcasting industry. The Company also provides technical furniture and offers studio integration and design services for turnkey systems projects. The Company's primary customers are the nation's top rated radio stations and network facilities. The Company believes it had developed a solid reputation in supplying quality products and services to the broadcast industry. The Company recently introduced, on a limited basis, products for the television broadcast industry which has not generated any significant revenues to date, however it is expected to increase in the future.

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

The fourth quarter of 1996, and to a lesser extent the first quarter of 1997, experienced the financial impact of the Company's significant investment in its future. Over this period of time, the Company has (i) established product market representation and penetration in Europe and Asia, (ii) hired qualified account managers for the previously untapped middle markets in the United States, and
(iii) incurred significant development costs associated with the releases of its three new products. These investment efforts impacted operating income significantly, since it takes time for these growth initiatives, once implemented, to generate revenues for the Company. There can be no assurance that these growth initiatives will be successful or generate revenues for the Company.

Strategy for Future Product releases

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

     - Horizontal Expansion for Top-Market Broadcasters. The Company intends to develop a range of new technology products and services for the Company's primary market segment, such as computer controlled air and production consoles and digital audio processing and interfacing devices. The first product in this category is the Integrity Digital Broadcast Console introduced at the Audio Engineering Society (AES) trade show in Munich, Germany during March, 1997, with a commercial release and sales during the second quarter of 1997. Company's management believes there is a market for high technology products and services in this category, and that maintaining dominance in its existing market segment is vital to future success in other markets.

     - Middle Market Products and Services. The Company plans to develop products and services for the broadcasters in somewhat less affluent markets than those to which the Company has historically sold. Products for this market segment will be sold by the Company's direct sales force and a few select international dealers. The Company has just completed the development of the AirWave J, a low cost broadcast console, and will begin shipping to clients during the second quarter of 1997. The Company is also in the final phase of development of a new line of ready-to-assemble studio furniture named QuickBiltJ which offers high quality styling and craftsmanship at a very low price point.

     - Development of OEM Audio Engine. The Company is developing a high quality, digital audio engine to be marketed as original equipment ("OEM") to manufacturers of computer-based digital audio recording/playback systems. This device, named Soundfire J, translates sound into data that can be manually or automatically processed by computer. This engine will employ much of the digital signal processing ("DSP") technology being applied to the Company's other digital audio products, and will provide a vehicle for establishing OEM relationships with other manufacturers, which could lead to further products in the future. Additionally, the audio engine has the potential for varied applications in the highend multimedia market as an audio server engine.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenue represented by certain items in the Company's Condensed Statements of Operations for the periods indicated:

                                                  THREE MONTHS ENDED MARCH 31
                                        --------------------------------------------
                                           1997              1996            PERCENT
                                        (UNAUDITED)      (UNAUDITED)           INCR.
                                                                              (DECR.)

NET SALES                                    100.0%           100.0%            17.5%

COST OF SALES                                 56.5%            58.4%            13.8%
                                        ----------       ----------       ----------
GROSS PROFIT                                  43.5%            41.6%            22.7%

EXPENSES:

GENERAL AND ADMINISTRATIVE                    17.3%            13.0%            56.4%
SELLING AND MARKETING                         15.9%             8.7%              NA
RESEARCH AND ENGINEERING                       7.9%             8.1%            15.2%
DEPRECIATION AND AMORTIZATION                  2.6%             2.0%            51.1%
                                        ----------       ----------       ----------
TOTAL OPERATING EXPENSES                      43.7%            31.8%            61.3%

INCOME FROM OPERATIONS                        (0.2%)            9.8%              NA

OTHER INCOME (EXPENSES):
INTEREST INCOME (EXPENSE)                     (0.2%)           (0.7%)          (48.4%)
GAIN ON SALE OF ASSET                          0.0%             0.8%              NA
OTHER                                          0.0%             0.0%              NA
                                        ----------       ----------       ----------
TOTAL OTHER INCOME (EXPENSE)                  (0.2%)            0.1%              NA

INCOME BEFORE INCOME TAXES                    (0.4%)            9.9%              NA

PROVISION FOR INCOME TAXES                     0.1%             0.2%              NA

NET INCOME                                    (0.5%)            9.7%              NA

                    NA = NOT MEANINGFUL OR IN EXCESS OF 100%

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

Sales increased $341,000 or 17.5%, from $1,950,000 for the three months ended March 31, 1996 to $2,291,000 for the three months ended March 31, 1997. The Company believes the sales increase to be the result of the continuing wave of consolidation, merger and acquisition activity triggered by the signing of the Telecommunications Bill in February of 1996 allowing entities to own as many as eight radio stations in each market. The relaxation of ownership rules has caused a number of the existing, well established, broadcasting companies to aggressively acquire radio stations throughout the United States and has also inspired some mergers of large broadcasting companies and several new ventures. The Company believes all this activity will continue to favorably impact sales as broadcast companies stabilize their acquisition activities and begin to concentrate on operating more efficiently. The Company feels there will be a strong market for its products and services to these broadcasting companies.

Additionally, radio advertising revenues continue to grow, providing the capital broadcasters need to consolidate and upgrade their facilities, which generally translates into increased demand for the Company's goods and services.

Cost of sales increased $156,000 or 13.8% from $1,139,000 to $1,295,000 due to the sales increase, and decreased slightly as a percent of revenues for the three months ended March 31, 1997 compared to the same period in 1996.

The Company continually evaluates its inventory purchasing and handling policies, as well as its manufacturing processes, to ensure the maintenance of, or improvement to, gross margins. Accordingly, gross profit increased $184,000 (from $811,000 to $995,000) or 22.7% due primarily to the increase in sales, but increased slightly as a percent of revenue from 41.6% to 43.5% for the three months ended March 31, 1996 compared to the three months ended March 31, 1997.

General and administrative expenses increased approximately $141,000, or 56.4% for the comparable periods ($254,000 during the three months ended March 31, 1996, compared to $395,000 during the three months ended March 31, 1997). The increase was due, primarily, to additional expenses incurred in ramping up the infrastructure and costs in connection with the Company's public filing requirements, additional payroll costs, and other expenses associated with the public offering. As a percent of revenue, general and administrative expenses increased 4.3%, from 13.0% during the three months ended March 31, 1996 to 17.3% during the three months ended March 31, 1997.

Selling and marketing expenses increased $193,000 or 113.8% from $170,000 during the three months ended March 31, 1996 to $363,000 during the three months ended March 31, 1997 due, primarily, to the addition of a Sales Manager as well as additional sales professionals, expansion costs for entry into Europe, Asia and middle market accounts and new product launches. The Company expects to take advantage of the growing radio market generated by the Telecommunication Bill (see overview, above) and will continue to invest prudently in this area to maximize market penetration. Selling and marketing expenses as a percentage of revenue increased 7.2% from 8.7% during the three months ended March 31, 1996 to 15.9% during the three months ended March 31, 1997.

Research and engineering expenses increased $24,000 or 15.2% from $158,000 for the three months ended March 31, 1996 to $182,000 for the three months ended March 31, 1997. The primary reason for the increase is that, during the three months ended March 31, 1997, the Company has begun to decrease its overall capitalization of certain development costs relating to the coding, testing and other expenditures related to new products that will be sold, leased or otherwise marketed, in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

Capitalized research and engineering costs, pursuant to Statement of Financial Accounting Standards No. 86, for the three months ended March 31, 1997 was approximately $315,000. The Company capitalized research and engineering costs in the amount of $370,000 for the comparable period during 1996. The Company has incurred and expects to continue to incur research and engineering payroll expenses as it recruits and hires the engineering staff necessary to develop and launch new products. The Company will also continue to invest in state-of-the-art computer equipment and CAD products to enable its engineering team to manage product development as radio migrates from analog to digital.

Research and engineering expenses decreased, as a percent of revenue, from 8.1% for the three months ended March 31,1996 to 7.9% for the three months ended March 31, 1997 due to primarily the increase in sales.

Income from operations decreased $195,000 or 103.6% from $190,000 for the three months ended March 31, 1996 to a loss of $5,000 for the three months ended March 31, 1997 reflecting a 22.7% increase in gross profit and a 61.3% increase in operating expenses for the comparable period.

Operating income, as a percent of revenue, decreased 10.0% from 9.8% for the three months ended March 31, 1996 to a loss of 0.2% for the three months ended March 31, 1997.

Net interest expense decreased overall by $6,000 or 48.4% from $13,000 for the three months ended March 31, 1996 to $7,000 for the three months ended March 31, 1997, reflecting a decrease in borrowing on the line of credit, as well as an offset by the interest earned on invested funds.

The Company incurred a gain of approximately $16,000 for the three months ended March 31, 1996, resulting from an upgrade to an enhanced CAD/engineering software package. The gain has been properly classified as other income in the financial statements. The Company had no other income of this nature for the three months ended March 31, 1997.

The combined results, as discussed above, yielded a net loss before taxes of $13,000 for the three months ended March 31, 1997 compared to net income of approximately $193,000 for the three months ended March 31, 1996, or an approximately 107.3% decrease in net income before taxes.

Research and Development and Engineering

During the three month periods ended March 31, 1997 and 1996 the Company spent approximately $123,000 and $98,000, respectively on internally funded research and development and approximately $59,000 and $60,000, respectively in engineering.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund the expansion of its internal sales department, increase advertising and marketing, increase engineering and development of new products and development of worldwide markets and penetration. The Company has historically satisfied its cash requirements through cash flows from operations and bank borrowings. Under some project contracts, the Company requires customer advances upon project acceptance, then invoices based upon the completion of specified conditions and milestones. Depending upon the stage of completion, it may be necessary for the Company, from time to time, to finance a portion of its working capital needs. Additionally, developing and launching new products exerts additional pressure on the working capital requirements of the Company. The Company through the use of its offering proceeds was able to fulfill these capital requirements during the previous year and to initiate its expansion plans to take advantage of the expected growth in the market.

The Company completed its initial public offering May 28, 1996 and realized net proceeds of approximately $4.2 million after underwriting discounts and offering expenses. As of December 31, 1996 and March 31, 1997 the Company had $1.6 and $1.2 million in cash and cash equivalents, respectively.

The Company's current ratio at March 31, 1997 was 2.0 compared to 2.8 at December 31, 1996. The decrease was attributable, primarily, to the decrease in cash and cash equivalents, and increase in accounts payables, customer advances and accrued expenses. For the same reasons, the Company experienced a decrease in working capital of approximately $504,000 from $2,884,000 at December 31, 1996 to $2,380,000 at March 31, 1997.

The Company's operating activities consumed cash of $109,000 for the three months ended March 31, 1997. Cash used in operations for the three months ended March 31, 1997 was the result, primarily, of an increase in inventory ($524,000), an increase in accounts receivable ($94,000), an increase in prepaid expense and other assets ($401,000) (which was primarily a result of capitalized engineering expenses in accordance with Statement of Financial Accounting Standards No. 86), offset by an increase in accounts payable of $440,000, and an increase in customer advances of $366,000 which was related to deposits on projects expected to be completed during the second and third quarters of 1997.

Cash used in investing activities for the three month period ended March 31, 1997 was $183,000. Such investing activities involved purchases of property and equipment ($182,000) and borrowings from an officer on a short term basis ($1,000).

Cash used in financing activities was $118,000 for the three months ended March 31, 1997, consisting primarily of payments on the Company's line of credit ($75,000) and the offset of additional deferred offering costs associated with the Company's initial public offering of $35,000 and payments of $8,000 relative to the Company's capital lease obligations.

As a result of the above the Company experienced an overall decrease in cash and cash equivalents from $611,000 at December 31, 1996 to $211,000 for the three month period ended March 31, 1997.

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


PART II - OTHER INFORMATION


Item     1.       Legal Proceedings
                           None

Item     2.       Changes in Securities
                           None

Item     3.       Default Upon Senior Securities
                           None

Item     4.       Submission of Matters to a Vote of Securities Holders
                           Schedule Form 14 (a) Proxy Statement, dated
                           May 9, 1997
                           Annual Shareholders Meeting, June 5, 1997

Item     5.       Other Information
                           None

Item     6.       Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (a)  Exhibits

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

         27       Financial Data Schedules


(1) Previously filed as an exhibit to the Company's Form SB-2, file no. 333-858-LA, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Form S-8, file no. 333-22407, and incorporated herein by reference.

(b)      Reports on From 8-K None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PACIFIC RESEARCH & ENGINEERING CORP.

                                            By:   /s/ Larry Eyler
                                                  -----------------------------
                                                  Larry Eyler
                                                  Chief Financial Officer