Form 10QSB
period 1997-06-30
PACIFIC RESEARCH & ENGINEERING CORP
filed 1997-08-14
CIK 1007583

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB



[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934
	   For the quarterly period ended June 30, 1997

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  AND
    EXCHANGE ACT OF 1934
	   For the transition period from __________ to __________

                       Commission File Number : 001-11773

                  PACIFIC RESEARCH AND ENGINEERING CORPORATION
                ------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                  California 			                       95-2638420
                --------------                       --------------
         (State or other jurisdiction				             (IRS Employer
       of incorporation or organization)			        identification No.)


              2070 Las Palmas Drive, Carlsbad, California, 92009
            ------------------------------------------------------
                   (Address of principal executive offices)

                               (760) 438-3911
                             ------------------
                         (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      _____2,305,500 as of June 30, 1997 Common Stock, No Par Value_____

                  PACIFIC RESEARCH & ENGINEERING CORPORATION
                               FORM 10-QSB
                            TABLE OF CONTENTS

Part I:  	Financial Information                                           Page
          Item 1: 	Financial Statements

                   Condensed Balance Sheets as of December 31, 1996 and
                   June 30, 1997 (unaudited)                                3

                   Condensed Statements of Income for the Six Months and
                   Three Months Ended June 30, 1996 and 1997 (unaudited)    4

                   Condensed Statements of Cash Flows for the Six Months
                   Ended June 30, 1996 and 1997 (unaudited)                 5

                   Notes to Condensed Financial Statements (unaudited)      6

          Item 2: 	Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     14

Part II:  Other Information

         	Item 1: 	Legal Proceedings                                       22

          Item 2: 	Changes in Securities                                   22

          Item 3: 	Defaults upon Senior Securities                         22

         	Item 4: 	Submissions of Matters to a Vote of Security Holders    22

         	Item 5: 	Other Information                                       22

         	Item 6: 	Exhibits and Reports on Form 8-K                        22


                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                        PART I - FINANCIAL INFORMATION
                           CONDENSED BALANCE SHEETS
                  AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                                                         June 30, 1997   December 31, 1996
                                                          ------------      ------------
                                                           (unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                 $        521      $    610,857
Investments                                                  1,030,358         1,000,000
Accounts receivable, net                                       999,583           695,919
Inventories, net                                             2,997,686         1,935,501
Prepaid expenses                                               436,476           250,943
                                                          ------------      ------------
TOTAL CURRENT ASSETS                                         5,464,624         4,493,220

PROPERTY AND EQUIPMENT, net                                  1,067,496           902,251

OTHER ASSETS                                                 1,664,265         1,052,038
                                                          ------------      ------------
                                                          $  8,196,385      $  6,447,509
                                                          ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                          $  1,433,774      $    594,258
Accrued expenses                                               198,742           195,430
Customer advances                                              868,814           271,710
Line of credit                                                 693,000           500,000
Capital lease obligations - current portion                     38,544            34,140
Deferred tax liability, net                                     57,250            13,500
	                                                         ------------      ------------
TOTAL CURRENT LIABILITIES                                    3,290,124         1,609,038

CAPITAL LEASE OBLIGATIONS, net of current portion               30,121            37,156
                                                          ------------      ------------
TOTAL LIABILITIES                                            3,320,245         1,646,194

SHAREHOLDERS' EQUITY
Common stock, no par value, 25,000,000 shares authorized;
2,305,500 shares issued and outstanding                      4,126,392         4,160,905
Additional paid-in capital                                      50,000            50,000
Retained earnings                                              699,748           590,410
                                                          ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                                   4,876,140         4,801,315
                                                          ------------      ------------
                                                          $  8,196,385      $  6,447,509
                                                          ============      ============

    The accompanying notes are integral part of these financial statements

                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                        PART I - FINANCIAL INFORMATION
            CONDENSED STATEMENTS OF INCOME FOR THE SIX MONTHS AND
                  THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                     Three Months Ended                Six Months Ended
                                                June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                                -------------   -------------   -------------   -------------
                                                 (unaudited)     (unaudited)     (unaudited)     (unaudited)
NET SALES                                        $ 3,312,316     $ 1,970,555     $ 5,603,520     $ 3,920,922

COST OF SALES                                      1,827,688       1,122,445       3,123,626       2,261,678
                                                 -----------     -----------     -----------     -----------
Gross profit                                       1,484,628         848,110       2,479,894       1,659,244

OPERATING EXPENSES
General and administrative                           418,640         277,198         813,705         530,770
Selling and marketing                                432,326         191,958         795,891         362,011
Research and development                             237,139         128,278         360,513         222,735
Engineering                                          129,941          52,631         188,987         116,459
Depreciation and amortization                         62,211          41,612         121,600          80,920
                                                 -----------     -----------     -----------     -----------
TOTAL OPERATING EXPENSES                           1,280,257         691,677       2,280,696       1,312,895
                                                 -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                        204,371         156,433         199,198         346,349

OTHER INCOME (EXPENSES)
Interest, net                                         18,996         (13,696)         12,025         (26,999)
Gain on sale of assets                                  -               -               -             16,087
Other	                                                 1,010           9,694             174          10,163
                                                 -----------     -----------     -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                          20,006          (4,002)         12,199            (749)
                                                 -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                    224,377         152,431         211,397         345,600

Income taxes                                          65,212            -             66,012            -
                                                 -----------     -----------     -----------     -----------
NET INCOME                                       $   159,165     $   152,431     $   145,385     $   345,600
                                                 ===========     ===========     ===========     ===========

Earnings per average common share                $      0.07                     $      0.06
                                                 ===========                     ===========
Fully diluted earnings per average common share  $      0.07                     $      0.06
                                                 ===========                     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   (See Exhibit 11.1-EPS)                          2,305,500                       2,305,500
                                                 ===========                     ===========

PRO FORMA FOR JUNE 30, 1996

Income before income taxes                                       $   152,431                     $   345,600

Pro forma income taxes                                                60,972                         138,240
                                                                 -----------                     -----------
Pro forma net income                                             $    91,459                     $   207,360
                                                                 ===========                     ===========
Earnings per average common share                                $      0.06                     $      0.14
                                                                 ===========                     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         1,648,782                       1,484,603
                                                                 ===========                     ===========


    The accompanying notes are integral part of these financial statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                   CONDENSED STATEMENTS OF CASH FLOWS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1997


                                                             June 30, 1997   June 30, 1996
                                                              -----------     -----------
                                                              (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	                                                   $   145,385     $   345,600
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
Depreciation and amortization                                     121,600          80,920
Gain on sale of assets                                               -            (16,087)
Changes in operating assets and liabilities:
Accounts receivable                                              (303,664)       (385,258)
Inventories                                                    (1,062,185)       (197,912)
Prepaid expenses and other assets                                (797,761)       (335,225)
Accounts payable                                                  846,666          50,472
Deferred income taxes                                              43,750            -
Accrued expenses                                                    3,312          (7,215)
Customer advances                                                 597,104         (33,226)
                                                              -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                            (412,943)       (497,931)
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                              (271,868)       (121,182)
Increase in investment account principal                          (30,357)           -
                                                              -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                            (302,225)       (121,182)
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) notes payable and lines of credit     193,000         186,669
Payments under capital lease obligations                          (17,608)        (13,654)
Proceeds from sale of common stock                                   -          4,250,619
Proceeds from sale of common stock warrants                          -             50,000
Distributions to shareholders                                     (36,047)       (550,298)
Deferred offering costs, netted against offering proceeds         (34,513)           -
                                                              -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         104,832       3,923,336
                                                              -----------     -----------

NET INCREASE (DECREASE) IN CASH                                  (610,336)      3,304,223

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    610,857             500
                                                              -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $       521     $ 3,304,723
                                                              ===========     ===========


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

    Basis of Presentation

    The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ending December 31, 1996. The results of operations for the six month and three month periods ended June 30, 1997 are not necessarily indicative of the operating results for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year December 31, 1996.

    Reclassifications

    Certain June 30, 1996 balances have been reclassified to conform to the June 30, 1997 condensed financial statement presentation.

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

    Capitalized software costs consist of certain costs incurred for the development of software after technological feasibility has been established. These expenditures are principally related to new products which will be sold, leased or otherwise marketed and which have been capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86. Capitalized software costs are amortized on a product-by-product basis. Amortization will be computed based upon the ratio of annual revenues to total anticipated revenues or the straight-line method over the estimated life of the product (typically three to five years), whichever provides the greater amortization. Amortization expense will commence concurrent with the shipment of the new products in the third quarter of 1997.

    Deferred offering costs include the costs associated with the initial public offering ("Offering"). These costs related to the direct incremental costs associated with the Offering and were capitalized and netted against the amount received from the Offering. Additional costs related to the offering were netted against common stock during the first quarter of 1997 as reported in the statement of cash flows and elsewhere in the notes to the condensed financial statements.

2.  INVENTORIES

    Inventories at June 30, 1997 and at December 31, 1996 are summarized as follows:

                                           June 30, 1997      December 31, 1996
                                            -----------          -----------
                                            (unaudited)

    Raw materials                           $ 1,485,133          $   969,180
    Work-in-process                             930,625              516,687
    Finished goods                              606,928              474,634
                                            -----------          -----------
                                              3,022,686            1,960,501
    Less reserve for obsolescence               (25,000)             (25,000)
                                            -----------          -----------
    Inventories, net                        $ 2,997,686          $ 1,935,501
                                            ===========          ===========

                  PACIFIC RESEARCH & ENGINEERING CORPORATION
                        PART I - FINANCIAL INFORMATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



3.  PROPERTY AND EQUIPMENT

    Property and equipment at June 30, 1997 and at December 31, 1996 are summarized as follows:

                                           June 30, 1997      December 31, 1996
                                            -----------          -----------
                                            (unaudited)

    Machinery and equipment                 $ 1,422,763          $ 1,185,798
    Furniture and fixtures                      825,488              800,550
    Leasehold improvements                      663,291              638,348
		                                          -----------          -----------
                                             	2,911,542           	2,624,696
    Less accumulated depreciation and
       amortization                          (1,844,046)          (1,722,445)
                                            -----------          -----------
    Property and equipment, net             $ 1,067,496          $   902,251
                                            ===========          ===========

4.	 OTHER ASSETS

    Other assets at June 30, 1997 and at December 31, 1996 are summarized as follows:


                                           June 30, 1997      December 31, 1996
                                            -----------          -----------
                                            (unaudited)
    Capitalized software costs              $ 1,562,329          $   949,617
    Deposits                                     84,429               93,696
    Other                                         9,828                 -
    Employee loan                                 7,680                8,725
                                            -----------          -----------
                                            $ 1,664,266          $ 1,052,038
                                            ===========          ===========

5.  INCOME TAXES

    For the tax period ending May 29, 1996, which was included during the period ended June 30, 1996, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company would normally not be subject to federal corporate taxes since the shareholders are liable for individual federal income taxes on their respective shares of the Company's taxable income.

    The public offering discussed in Notes herein resulted in the termination of the Company's S Corporation status for federal and state income tax purposes. This resulted in the establishment of a net deferred tax asset calculated at the normal federal and state income tax rates, causing a one-time non-cash credit to earnings as a reduction of income tax expense equal to the amount of the net change in deferred tax benefit. As of June 30, 1996, the amount of the current deferred tax asset was $93,000. The current net deferred tax liability comprises primarily temporary differences relating to inventory valuation, certain reserves, accruals, and research and development costs capitalized for book purposes, but expensed for tax purposes.

                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                       PART I - FINANCIAL INFORMATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS



5. 	INCOME TAXES (continued)

    Proforma Income Taxes

    The accompanying statements of income includes the unaudited proforma income tax provision for the six month and three month periods ended
    June 30, 1996, to reflect the estimated income tax expense of the Company as if it had been subject to normal federal and state income taxes for the period presented.

    Proforma earnings per share is calculated using the weighted average outstanding common and common equivalent shares.

    Proforma income taxes, assuming the Company was subject to C Corporation income taxes for the entirety of the period, is presented in the accompanying statements of income.

6. 	PROFIT SHARING AND STOCK OPTION PLAN

    Profit Sharing Plan

    The Company maintains a profit sharing plan (the "Plan") that provides for tax deferred employee benefits under Section 401(k) of the Internal Revenue Code. The Plan allows employees to make salary deferrals not to exceed the lesser of 14% of an employee's salary or the maximum amount allowed by law. The Company may elect to make additional discretionary contribution in any Plan year.

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

    As of June 30, 1997 (unaudited), the following grants have been made under the Stock Plan:

    To each of Messrs. John Robbins and Michael Bosworth, both members of the Company's Board of Directors, a ten year option to purchase 5,000 shares of Common Stock, exercisable at $5.50 per share. Additionally, Messrs. Robbins and Bosworth will receive ten year options to purchase 2,500 shares of common stock at the then-market price on the date of the grant on the first three anniversaries of their election as a director. Each grant is conditioned upon the person being a director at the time of the grant.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



6. 	PROFIT SHARING AND STOCK OPTION PLAN (continued)

    The following grant was made on May 29, 1997, the anniversary date of Messrs. Robbins and Bosworth directorship; an option to purchase 2,500 shares of common stock each at the then-market price of $2.25 per share, pursuant to the terms of Directors Options. None of the options have been exercised as of June 30, 1997.

    Additionally, during the year ended December 13, 1996 options to purchase a total of 750,000 shares of the Common Stock were granted pro rata, based upon current share ownership, to Messrs. Williams, Dosch, Eyler and Pollard, executive officers of the Company and Messrs. Staros and Jackson, key employees of the Company.

    These options will vest and become exercisable pursuant to the schedule set forth below, if the Company achieves the following performance criteria;
    (i) 100,000 shares the first year if the Company's earnings per share are at least $0.25 or the Common Stock achieves a price of at least $6.00 per share; (ii) 100,000 shares the second year if the Company's earnings per share are at least $0.30 or the Common Stock achieves a price of at least $7.20 per share; (iii) 100,000 shares in the third year if the Company's earnings per share are at least $0.36 or the Common Stock achieves a price of at least $8.64 per share; (iv) 225,000 shares will be available in the fourth year if the Company's earnings per share are at least $0.43 or the Common Stock achieves a price of at least $10.37 per share; (v) 225,000 shares in the fifth year if the Company's earnings per share are at least $0.52 or the Common Stock achieves a price of at least $12.44 per share.
    In the event the Company does not achieve these performance criteria in any given year, any shares reserved for issuance but not yet vested will become exercisable in addition to such subsequent year's shares if the Company achieves the performance criteria in such subsequent year. In any event, vesting occurs after year seven for all shares that are reserved for issuance. For purposes of calculating earnings per share under the above formula, earnings per share will be calculated without taking into account any compensation expense required under generally accepted accounting principles due to recognition of any expense as a result of the exercisability of the performance shares.

    Furthermore, on February 19, 1997 the Company granted 180,000 shares of common stock to its employees pursuant to the Stock Plan. The options vest for each employee at a rate of 20% per year with full vesting by year five, and expire 10 years from the date of grant. The option price set was $2.50 per share under this plan.

    Options outstanding as of January 1, 1997           760,000
    Granted                                             185,000
    Exercised                                              -
    Canceled                                               -
    Options outstanding as of June 30, 1997             945,000
    Option price range for options
       granted during the period                 $2.25 to $2.50
    Options exercisable as of June 30, 1997              51,000
    Options available for grant as of June 30, 1997     255,000

                PACIFIC RESEARCH & ENGINEERING CORPORATION
                      PART I - FINANCIAL INFORMATION
                  NOTES TO CONDENSED FINANCIAL STATEMENTS



6.  PROFIT SHARING AND STOCK OPTION PLAN (continued)

    In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which becomes effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company currently accounts for stock-based compensation under APB 25 and will continue to account for stock-based compensation under this method.

7. 	SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures of cash flow information for the six month periods ended June 30, 1997, and 1996 are summarized as follows:

                                                    Six Months Ended
                                           June 30, 1997        June 30, 1996
                                            -----------          -----------
                                            (unaudited)          (unaudited)
    Cash paid for interest and income taxes:
       Interest                             $    23,148          $    42,106
       Income taxes	                        $      -             $      -
    Non cash investing and financing activities:
       Capital lease obligations            $    14,799          $      -


8. 	INITIAL PUBLIC OFFERING

    Effective May 28, 1996, the Company sold 500,000 equity units (Unit) to the general public. Each Unit sold for $11.00 and consisted of two shares of common stock and one redeemable common stock purchase warrant. The common stock and the warrant were detachable and separately transferable immediately after the closing of the offering. Each warrant entitles the registered holder to purchase, at any time over a five year period commencing on the date of the initial public offering (Offering), one share of common stock at the price of $8.00 per share. Commencing from the date of the Offering, the warrants are subject to redemption at $0.10 per warrant on thirty days written notice if the closing bid price of the common stock is in excess of $10.00 per share for a period of ten consecutive trading days.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



9. 	SHAREHOLDERS' EQUITY

    S Corporation Distributions

    For the year ended December 31, 1996, which includes the six month period ended June 30, 1996, the Company distributed accumulated undistributed retained earnings of $694,722 to its shareholders. These amounts represented a portion of the S Corporation earnings through May 29, 1996 and were distributed from retained earnings to the shareholders. The Company's status as an S Corporation automatically terminated following the initial public offering. During the second quarter of 1997 the Company distributed an additional $36,047 to its shareholders. This additional amount represents the remaining portion of the S Corporation earnings that were earned and taxed (through the shareholders personal income tax) through May 29, 1996 as determined by the filing of the Company's short period tax return for the S Corporation.

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

    Warrants

    Warrants outstanding in addition to those discussed in Note 8 above as of December 31, 1996 and June 30, 1997 (unaudited) consists of warrants granted to a former director of the Company. These warrants provide for the purchase of 100,100 shares of common stock, exercisable at $4.68 per share, which was an amount in excess of the fair market value at the date of grant. At the closing of the Offering, the Company issued to the Underwriter a warrant (the Representative's Warrant) to purchase for investment a maximum of 50,000 Units of the Company, each Unit consisting of two shares of common stock and one warrant, but which may be exercised separately by the Underwriter at an exercise price of $17.05 per Unit.

    As of December 31, 1996 and June 30, 1997 (unaudited), no warrants had been exercised in connection with these issuance's.

10. EARNINGS PER SHARE

    Certain options granted and outstanding as of June 30, 1997 (unaudited) were dilutive for purposes of calculating primary and fully diluted earnings per share and therefore are included in the earnings per share calculations. However, warrants granted and outstanding are anti-dilutive for purposes of calculating primary and fully diluted earnings per share, due to exercise prices of the warrants in excess of current market price. For the six month and three month periods ended June 30,1996 the calculation for earnings per share was based solely on the weighted number of shares outstanding, since both options and warrants granted and outstanding were immaterial and the length of grant was immaterial during these periods. Refer to the Note 6 as to the amount of options granted and their exercise price and Exhibit 11.1 for calculation of primary and fully diluted earnings per share.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         PART I - FINANCIAL INFORMATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



10. EARNINGS PER SHARE (continued)

    In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the six months and three months ended June 30, 1997 and March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is also not expected to be material.

11. USE OF EXTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               PACIFIC RESEARCH & ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Operating Results."

FORWARD-LOOKING INFORMATION - GENERAL

The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to introduce new products, the concentration of the Company's current products in a relatively narrow segment of the professional audio market, technological change and increased competition in the industry, the Company's ability to manage its rapid growth, its limited protection of technology and trademarks, the Company's dependence on limited suppliers, representatives, distributors, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

The Company's gross margins have fluctuated from time to time due primarily to inefficiencies related to the introduction and manufacturing of new products and inefficiencies associated with integrating new equipment into the Company's manufacturing processes. Historically, fluctuations have also resulted from increases in overhead, varying prices of components and competitive pressures.

The Company plans to introduce new products and revisions at a more rapid rate than it has in the past. Some anticipated new products will require the implementation of manufacturing practices with which the Company is not familiar. This could result in lower margins as the Company becomes more familiar with these new manufacturing procedures.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

The Company's quarterly operating results vary significantly depending on the timing of new product introductions and enhancements by the Company and its competitors and on the volume and timing of orders, which are difficult to forecast. Customers generally order on an as-needed basis, and the Company normally ships products within a short period of time after receipt of an order. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. A disproportionate percentage of the Company's quarterly net revenue is typically generated in the last few weeks of the quarter. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenue generated in the last few weeks of a quarter do not meet with the Company's forecast, operating results may be materially adversely affected.

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

                PACIFIC RESEARCH & ENGINEERING CORPORATION
                    PART I - FINANCIAL INFORMATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS



OVERVIEW (continued)

The Company's manufacturing and development activities are conducted in four principal areas: audio control consoles, digital recording equipment, peripheral equipment and custom system products. Some of the Company's customers include: Capital Cities/ABC, Disney, Infinity Broadcasting and Bonneville International.

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

The needs of a broadcast studio vary depending upon the specific requirements and budgets of the individual broadcast facility. The Company custom builds integrated turnkey systems to meet each studio's objective providing custom cabinetry, audio and logic wiring, as well as installation services. Each customized system is fully documented and thoroughly tested in the Company's manufacturing facility prior to shipment.

RESEARCH & DEVELOPMENT AND ENGINEERING COSTS

During the six month and three month periods ended June 30, 1997 and 1996 the Company spent approximately $361,000 and $223,000 (six months), $237,000 and $128,000 (three months), respectively on internally funded research and development and approximately $189,000 and $116,000 (six months), and $130,000 and $53,000 (three months), respectively in engineering costs. Additionally, during the six month and three month periods ended June 30, 1997 and 1996 the Company capitalized approximately $612,000 and $311,000 (six months), $297,000 and $168,000 (three months), respectively on research and development costs and engineering costs that were specifically related to certain projects under development by the Company.

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

                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                       PART I - FINANCIAL INFORMATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                          AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth the percentage of revenue represented by certain items in the Company's Condensed Statements of Operations for the periods indicated:

                               Six Months Ended June 30   Three Months Ended June 30
                               ------------------------   --------------------------
                               1997    1996    Percent     1997    1996    Percent
                                (unaudited)  Incr.(Decr.)   (unaudited)  Incr.(Decr.)
Net sales                     100.0%  100.0%    42.9%     100.0%  100.0%    68.1%

Cost of sales                  55.7%   57.7%    38.1%      55.2%   57.0%    62.8%
                               ------------------------   --------------------------
Gross profit                   44.3%   42.3%    49.5%      44.8%   43.0%    75.1%


Expenses:
General and administrative     14.5%   13.5%    53.3%      12.6%   14.1%    51.0%
Selling and marketing          14.2%    9.2%     N/A       13.1%    9.7%     N/A
Research and engineering        9.8%    8.7%    62.0%      11.1%    9.2%     N/A
Depreciation and amortization   2.2%    2.1%    50.3%       1.9%    2.1%    49.5%
                               ------------------------   --------------------------
Total operating expenses       40.7%   33.5%    73.7%      38.7%   35.1%    85.1%

Income from operations          3.6%    8.8%   (42.5)%      6.1%    7.9%    30.6%
                               ------------------------   --------------------------
Other income (expenses):
Interest income (expense)       0.2%   (0.7%)    N/A        0.6%   (0.7%)    N/A
Gain on sale of asset           0.0%    0.4%     N/A        0.0%    0.0%     N/A
Other                           0.0%    0.3%   (98.3)%      0.0%    0.5%   (89.6)%
                               ------------------------   --------------------------
Total other income (expense)    0.2%    0.0%     N/A        0.6%   (0.2%)    N/A

Income before income taxes      3.8%    8.8%   (38.8)%      6.7%    7.7%    47.2%

Provision for income taxes      1.2%    3.5%   (52.3)%      1.9%    3.1%     6.9%
                               ------------------------   --------------------------
Net income                      2.6%    5.3%   (29.9)%      4.8%    4.6%    74.0%

                     NA = NOT MEANINGFUL OR IN EXCESS OF 100%



SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Sales increased $1,683,000 or 42.9%, from $3,921,000 for the six months ended June 30, 1996 to $5,604,000 for the six months ended June 30, 1997. The Company believes the sales increase to be the result of the continuing wave of consolidation, merger and acquisition activity triggered by the signing of the Telecommunications Bill in February of 1996 and the Company's expanding efforts in capturing a larger percentage of the market. The Company's increased sales and marketing efforts have had, and may continue to have a positive impact on future sales and bookings. There can be no assurance, however, that the Company's revenues will continue to increase or will be maintained at their recent levels.

Additionally, radio remains a strong and cost effective alternative to television and print media competing for advertising dollars. The continued advertising revenue growth provides the broadcasters with the capital necessary to accomplish their consolidation goals and upgrade their facilities.

                PACIFIC RESEARCH & ENGINEERING CORPORATION
                      PART I - FINANCIAL INFORMATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION



SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996 (continued)

Cost of sales increased $862,000 or 38.1% from $2,262,000 to $3,124,000 due to the sales increase, and decreased slightly as a percent of revenues for the six months ended June 30, 1997 compared to the same period in 1996. This decrease is attributable to improved purchasing and requisition procedures, and improved manufacturing processes.

The Company continually evaluates its inventory purchasing and handling policies, as well as its manufacturing processes, to ensure the maintenance of, or improvement to, gross margins. Accordingly, gross margin increased $821,000 (from $1,659,000 to $2,480,000) or 49.5% due primarily to the increase in sales, and increased slightly as a percent of revenue from 42.3% to 44.3% for the six months ended June 30, 1996 compared to the six months ended June 30, 1997.

General and administrative expenses increased approximately $283,000, or 53.3% for the comparable periods ($814,000 in 1997, compared to $531,000 in 1996). The increase was due, primarily, to additional expenses incurred in expanding the Company's infrastructure and costs in connection with the Company's public reporting requirements and additional payroll costs. As a percent of revenue, however, general and administrative expenses increased 1.0%, from 13.5% in 1996 to 14.5% in 1997.

Selling and marketing expenses increased $434,000 or 119.9% from $362,000 in 1996 to $796,000 in 1997 due, primarily, to the addition of a Sales Manager as well as additional sales professionals. The Company intends to take advantage of the growing radio market generated by the Telecommunication Bill (see management's discussion and analysis of sales, above) and will continue to invest in this area to maximize market penetration. The Company has increased its tradeshow attendance, increased expenditures related to advertising and brochures, and has increased its expenditures relative to travel for the interviewing and the hiring of distributors for the overseas market and business. Selling and marketing expenses as a percentage of revenue increased 5.0% from 9.2% in 1996 to 14.2% during the six months ended June 30, 1997.

Research and engineering expenses increased $210,000 or 62.0% from $339,000 for the six months ended June 30, 1996 to $549,000 for the six months ended
June 30, 1997. The primary reason for the increase is that, during the six months ended June 30, 1997, the Company decreased capitalization of certain development costs relating to the coding, testing and other expenditures related to new products that the Company intends to sell, lease or otherwise market, in accordance with the provisions of Statement of Financial Accounting Standards No. 86 and now currently expenses these costs.

Capitalized research and engineering costs, pursuant to Statement of Financial Accounting Standards No. 86, for the six months ended June 30, 1997 are approximately $612,000. The Company capitalized such costs in the amount of $311,000 for the comparable period in 1996. The Company has incurred and will continue to incur additional research and engineering payroll expenses as it recruits and hires the engineering staff necessary to develop and launch new product. The Company will continue to invest in state-of-the-art computer equipment and CAD products to enable its engineering team to manage product development as radio migrates from analog to digital.

Research and engineering expenses increased, as a percent of revenue, from 8.7% for the six months ended June 30,1996 to 9.8% for the six months ended
June 30, 1997 due to the addition of engineering and drafting staff, and the reduction of expense capitalization as discussed above.

Income from operations decreased $147,000 or 42.5% from $346,000 for the six months ended June 30, 1996 to $199,000 for the six months ended June 30, 1997 reflecting the 49.5% increase in gross margin offset by the 73.7% increase in operating expenses for the comparable periods. Operating income, as a percent of revenue, decreased 5.2% from 8.8% for the six months ended June 30, 1996 to 3.6% for the six months ended June 30, 1997.

Net interest expense decreased $39,000 or 144.5% for the comparable periods, reflecting a decrease in borrowings on the line of credit and other debt, as well as interest earned on the investment fund.

                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                       PART I - FINANCIAL INFORMATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION
                         AND RESULTS OF OPERATION



SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996 (continued)

The Company incurred a gain of approximately $16,000 for the six months ended June 30, 1996, resulting from an upgrade to a new enhanced CAD/engineering software package. The gain was classified as other income in the financial statements. The Company had no income of this nature for the six months ended June 30, 1997.

The combined results, as discussed above, yielded net income before taxes of $211,000 for the six months ended June 30, 1997 compared to net income before taxes of approximately $346,000 for the six months ended June 30, 1996, representing approximately a 39.0% decrease in net income before taxes.

Despite the decrease, it is important to highlight a few factors that the Company believes bode well for the Company's future:

     Expenses related to new product development and marketing are expected to decrease and stabilize, respectively.

     As ownership groups complete organizational shakeouts and begin consolidating and integrating newly acquired stations over the next few months, the Company anticipates that they too will return to the marketplace for additional products and services, creating new business opportunities for the Company.

     The Company's new products have been well received in the industry, particularly at the recent National Association of Broadcasters convention in April of 1997. During the show, both Integrity and AirWave won "best of show" awards from the media.

     The Company will continue to focus on the expansion in new markets in the United States, Asia and Europe.

There can be no assurance, however, that these factors will result in increased revenues or decreased expenses for the Company in the future.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Sales increased $1,341,000 or 68.1%, from $1,971,000 for the three months ended June 30, 1996 to $3,312,000 for the three months ended June 30, 1997. The Company believes the sales increase to be the result of the continuing wave of consolidation, merger and acquisition activity triggered by the signing of the Telecommunications Bill in February of 1996 (see management's discussion and analysis for the six months ended June 30, 1997). The Company believes the current conditions prevalent in the radio industry will continue to create a market for the Company's goods and services.

Cost of sales increased $706,000 or 62.8% from $1,122,000 to $1,828,000 due to the sales increase, and decreased slightly as a percent of revenues for the three months ended June 30, 1997 compared to the same period in 1996.

The Company continually evaluates its inventory purchasing and handling policies, as well as its manufacturing processes, to ensure the maintenance of, or improvement to, gross margins. Accordingly, gross margin increased $637,000 (from $848,000 to $1,485,000) or 75.1% due primarily to the increase in sales, and increased slightly as a percent of revenue from 43.0% to 44.8% for the three months ended June 30, 1996 compared to the three months ended June 30, 1997.

General and administrative expenses increased approximately $141,000, or 51.0% for the comparable periods ($277,000 in 1996, compared to $419,000 in 1997). The increase was due, primarily, to additional expenses incurred in ramping up the infrastructure and costs in connection with the Company's public filing requirements, additional payroll costs, and other expenses associated with the public offering. As a percent of revenue, however, general and administrative expenses decreased 1.5%, from 14.1% in 1996 to 12.6% in 1997.

                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                       PART I - FINANCIAL INFORMATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION
                         AND RESULTS OF OPERATION



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996 (continued)

Selling and marketing expenses increased $240,000 or 125.2% from $192,000 in 1996 to $432,000 in 1997 due, primarily, to the addition of a Sales Manager as well as additional sales professionals. The Company expects to take advantage of the growing radio market generated by the Telecommunication Bill (see management's discussion and analysis of sales, above) and will continue to invest prudently in this area to maximize market penetration. Selling and marketing expenses as a percentage of revenue increased 3.4% from 9.7% in 1996 to 13.1% during the three months ended June 30, 1997.

Research and engineering expenses increased $186,000 or 102.9% from $181,000 for the three months ended June 30, 1996 to $367,000 for the three months ended June 30, 1997. The primary reason for the substantial increase is that, during the three months ended June 30, 1997, the Company significantly decreased its capitalization of certain development costs relating to the coding, testing and other expenditures related to new products that may be sold, leased or otherwise marketed, in accordance with the provisions of Statement of Financial Accounting Standards No. 86 and is now currently expensing these costs.

Capitalized research and engineering costs, pursuant to Statement of Financial Accounting Standards No. 86, for the three months ended June 30, 1997 are approximately $297,000. The Company capitalized such costs in the amount of $168,000 for the comparable period in 1996. The Company has incurred and will continue to incur additional research and engineering payroll expenses as it recruits and hires the engineering staff necessary to develop and launch new products. The Company will also continue to invest in state-of-the-art computer equipment and CAD products to enable its engineering team to manage product development as radio migrates from analog to digital.

Research and engineering expenses increased, as a percent of revenue, from 9.2% for the three months ended June 30, 1996 to 11.1% for the three months ended June 30, 1997 due to the increase in development activities, and the change in expense capitalization discussed above.

Income from operations increased $48,000 or 30.6% from $156,000 for the three months ended June 30, 1996 to $204,000 for the three months ended June 30, 1997 reflecting the 75.1% increase in gross margin and 85.1% increase in operating expenses for the comparable periods. Operating income, however as a percent of revenue, decreased slightly by 1.8% from 7.9% for the three months ended
June 30, 1996 to 6.1% for the three months ended June 30, 1997.

Net interest expense decreased $33,000 or 238.7% for the comparable periods, reflecting a large decrease in borrowings pursuant to debt obligations and line of credit, as well as interest earned on invested funds.

The combined results, as discussed above, yielded net income before taxes of $224,000 for the three months ended June 30, 1997 compared to $152,000 for the three months ended June 30, 1996, or approximately, a 47.2% increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund the expansion of its internal sales department, increase advertising and marketing, increase engineering and development of new products and the development and penetration of worldwide markets. The Company has historically satisfied its cash requirements through cash flows from operations and bank borrowings. Under some project contracts, the Company requires customer advances upon project acceptance, then invoices for the remaining amount based upon completion of specified conditions and milestones. Depending upon the stage of completion, it may be necessary for the Company, from time to time, to finance a portion of its working capital needs. Additionally, developing and launching new products exerts additional pressure on the working capital requirements of the Company. The Company through the use of its offering proceeds was able to fulfill these capital requirements during the previous year.

                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                       PART I - FINANCIAL INFORMATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION
                         AND RESULTS OF OPERATION



LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company completed its initial public offering May 28, 1996 and realized net proceeds of approximately $4.2 million after underwriting discounts and offering expenses. As of December 31, 1996 and June 30, 1997 the Company had $1.6 and $1.0 million in cash and cash equivalents, respectively.

The Company's current ratio at June 30, 1997 was 1.7 compared to 2.8 at December 31, 1996. The decrease was attributable, primarily, to the decrease in cash and cash equivalents, and increases in accounts payables, customer advances and capitalized software costs. For the same reasons, the Company experienced a decrease in working capital of approximately $709,000 from $2,884,000 at December 31, 1996 to $2,175,000 at June 30, 1997.

The Company's operating activities consumed cash of $413,000 for the six months ended June 30, 1996. Cash used in operations for the six months ended June 30, 1997 was the result, primarily, of an increase in inventory ($1,062,000), an increase in accounts receivable ($304,000), an increase in prepaid expenses and other assets ($798,000) (which was primarily a result of capitalized engineering expenses in accordance with Statement of Financial Accounting Standards No. 86), offsetting increases in accounts payable of $847,000 and customer advances of $597,000 which are related to deposits on major equipment purchases expected to be completed during the third and forth quarter of 1997.

Cash used in investing activities for the six month period ended June 30, 1997 was $302,000. Such investing activities involved purchases of property and equipment ($272,000) and principal growth from invested funds ($30,000).

Cash provided by financing activities was $105,000 for the six months ended June 30, 1997, consisting primarily of net borrowings on the Company's line of credit $193,000 and the offset of additional deferred offering costs associated with the Company's initial public offering of $35,000, shareholder retained earnings distribution of $36,000 and principal payments of $18,000 relative to the Company's capital lease obligations.

As a result of the above the Company experienced a substantial decrease in cash from $611,000 at December 31, 1996 to approximately $500 for the six month period ended June 30, 1997.

The Company believes that the net proceeds from its initial public offering completed May 28, 1996, together with its line of credit facility and cash flows generated by operations should be adequate to meet its operating and working capital needs for the foreseeable future.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards ("SFAS") 128, Earnings per Share." The new standard revises the disclosure requirements of earnings per share, simplifies the computation of earnings per share and increases the comparability of earnings per share on an international basis. SFAS 128 will be effective for the Company for the year ending December 31, 1997. The Company has determined that the impact in adopting SFAS 128 will not be material to its financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company believes that in some cases it is more difficult to secure orders in the summer months, which may in turn adversely affect the Company's revenues. Moreover, the Company's expense levels have increased since its initial public offering in May of 1996, as it added personnel and infrastructure in anticipation of revenue growth. The Company anticipates this growth will come from new product offerings and increased demand overall, created by the continuing mergers and acquisition activities in the radio broadcast industry. If revenue falls below these expectations, the Company's operating results are likely to be adversely affected. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade shows, changes in product development and sales and marketing expenditures, production limitations and sales activity. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, variations in the timing of recognition of revenue could possibly cause fluctuations in operating results from quarter to quarter and could result in unanticipated quarterly earnings shortfalls or losses.

                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                       PART I - FINANCIAL INFORMATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION
                         AND RESULTS OF OPERATION



FACTORS AFFECTING FUTURE OPERATING RESULTS (continued)

The markets for the Company's products, services and systems are characterized by changing technologies and new product introductions. The Company's future success will depend in part upon its continued ability to enhance its base products with features including new software and hardware add-ons and to develop or acquire and introduce new products and features which meet new market demands and changing customer requirements on a timely basis. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

To date, the Company's primary market success has been in the radio industry segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the radio market, as well as other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any other market segments. The Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price competition. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution, availability of lease or other financing alternatives and customer support.

The Company generally relies on a combination of trade secret, copyright law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technologies. However, the Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. In addition, significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. There can be no assurance that third-party claims alleging infringement will not be asserted against the Company in the future. Any such claims could have a material adverse effect on the Company's business and results of operations.

The Company's success depends, in part, on its ability to retain key management and technical employees and its continued ability to attract and retain highly skilled personnel. In addition, the Company's ability to manage any growth will require it to continue to improve and expand its management, operational and financial systems and controls. If the Company's management is unable to manage growth effectively, its business and results of operations will be adversely affected.

As a result of these and other factors, the Company has experienced from time to time quarterly fluctuations in operating results. The Company anticipates that these fluctuations could reoccur in future periods. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expectations of public market securities analysts and investors. In such events, the price of the Company's Common Stock would likely be materially adversely affected.

                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                       PART II - OTHER INFORMATION



Item	1.	Legal Proceedings
		          	None

Item	2.	Changes in Securities
		          	None

Item	3.	Default Upon Senior Securities
          			None

Item	4.	Submission of Matters to a Vote of Securities Holders
          			Schedule Form 14 (a) Proxy Statement, dated May 15, 1997

                  At the Annual Meeting of Shareholders held on June 5, 1997, at the Olympic Resort, 6111 El Camino Real, Carlsbad, California, the Company shareholders voted to:

                  1.) Approve Jack Williams, Michael Dosch, Larry Eyler, Dave Pollard, Michael Bosworth, John Lane, and John Robbins to continue to serve as directors for the ensuing year end until their successors are elected. The vote for the nominated directors was as follows: out of a total of 2,305,500 eligible to vote at the meeting, 2,139,712 voted in favor and 12,500 withheld for the approval of each of the respective directors.

                  2.) Approve the appointment of Harlan & Boettger as the Company's independent accountants for the current fiscal year: out of a total of 2,305,500 eligible to vote at the meeting, 2,139,712 voted in favor, 2,280 voted against and 12,500 withheld for the appointment of the independent accountants.

Item	5.	Other Information
          			None

Item	6.	Exhibits and Reports on Form 8-K
            	(a) Exhibits
                 Exhibit 11.1	- Calculation of Earnings Per Share

                 The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

	           	(b) Reports on Form 8-K
                      None

                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                       PART II - OTHER INFORMATION
                                 SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC RESEARCH & ENGINEERING CORP.

By ____/S/ Larry Eyler____
         Larry Eyler
			Chief Financial Officer

                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                              EXHIBIT INDEX



Exhibit
Number	             		Exhibit Title

11.1			Calculation of Earnings Per Share


EXHIBIT 11.1  Statement re:  Computation of Per Share Earnings (Loss)

                                                         Three Months Ended      Six Months Ended
                                                         -------------------    -------------------
                                                         June 30,   June 30,    June 30,   June 30,
                                                           1997       1996        1997       1996
                                                         ------------------------------------------
PRIMARY
Weighted average common shares outstanding               2,305,500  1,648,782   2,305,500  1,484,603
Common equivalent shares attributable to convertible
     preferred stock                                          -          -           -          -
Common equivalent shares attributable to the net effect
     of dilutive stock options based on the treasury
     stock method using average market price                  -          -           -          -
Shares related to SAB No. 55, 64 and 83                       -          -           -          -
                                                         -------------------------------------------
Number of shares used in computing per share amounts     2,305,500  1,648,782   2,305,500  1,484,603
                                                         -------------------------------------------
Net income                                               $ 159,165  $  91,459   $ 145,385  $ 207,360
Net income per share                                     $    0.07  $    0.06   $    0.06  $    0.14


FULLY DILUTED
Weighted average common shares outstanding               2,305,500  1,648,782   2,305,500  1,484,603
Common equivalents shares attributable to convertible
     preferred stock                                          -          -           -          -
Common equivalent shares attributable to the net effect
     of dilutive stock options based on the treasury
     stock method using quarter end (period-end)
     price, if higher than average market price              6,596       -          2,954       -
Shares related to SAB No. 55, 64 and 83                       -          -           -          -
                                                         -------------------------------------------
Number of shares used in computing per share amounts     2,312,096  1,648,782   2,308,454  1,484,603
                                                         -------------------------------------------
Net income                                               $ 159,165  $  91,459   $ 145,385  $ 207,360
Net income per share                                     $    0.07  $    0.06   $    0.06  $    0.14


Please refer to Notes to Condensed Financial Statements, #6 and #10 for additional information related to the above schedule on "Calculation of Earnings Per Share."

                PACIFIC RESEARCH & ENGINEERING CORPORATION
                              EXHIBIT INDEX



Exhibit
Number	             		Exhibit Title

4.1  		Articles of Incorporation of the Company (1)
4.2  		Bylaws of the Company (1)
4.3  		Warrant Agreement (1)
4.4  		Warrant Certificate (1)
4.5  		Stock Certificate (1)
4.6  		Unit Certificate (1)

5.1  		Opinion re legality of S-8 filing (2)

10.1  	Lease Agreement dated May 9, 1995 (1)
10.2  	Sublease Agreement dated May 9, 1995 by and between the Registrant and
       Pacific Metal Fabricators (1)
10.3  	Employment Contract by and between the Registrant and Jack Williams (1)
10.4  	Employment Contract by and between the Registrant and Michael Dosch (1)
10.5  	Employment Contract by and between the Registrant and Larry Eyler (1)
10.6  	Employment Contract by and between the Registrant and David Pollard (1)
10.7  	1996 Omnibus Stock Plan and form of Stock Option Agreement thereunder (1)
10.8  	Asset Purchase Agreement between the Registrant and Pacific Metal
       Fabricators, Inc. (1)

11.1	  Calculation of Earnings Per Share

26.1  	Form S-8 filing, dated February 29, 1997 (2)



       (1) Previously filed as an exhibit to the Company's Form SB-2, file no. 333-858-LA, and incorporated herein by reference.
       (2) Previously filed as an exhibit to the Company's Form S-8, file no. 333-22407, and incorporated herein by reference.