Form 10QSB
period 1997-09-30
PACIFIC RESEARCH & ENGINEERING CORP
filed 1997-11-12
CIK 1007583

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                            FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934
      For the transition period from __________ to _________

               Commission File Number : 001-11773

          PACIFIC RESEARCH AND ENGINEERING CORPORATION
  ---------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


          California                        95-2638420
         ------------                      ------------
 (State or other jurisdiction of           (IRS Employer
  incorporation or organization)         identification No.)


        2070 Las Palmas Drive, Carlsbad, California, 92009
       ----------------------------------------------------
             (Address of principal executive offices)

                         (760) 438-3911
                        ----------------
                    (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,305,500 as of September 30, 1997 Common Stock, No Par Value

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                             FORM 10-QSB
                          TABLE OF CONTENTS


Part I:   Financial Information                                  Page

          Item 1:  Financial Statements

                   Condensed Balance Sheets as of
                   December 31, 1996 and
                   September 30, 1997 (unaudited)                  2

                   Condensed Statements of Income
                   for the Nine Months and Three Months Ended
                   September 30, 1996 and 1997 (unaudited)         3

                   Condensed Statements of Cash Flows
                   for the Nine Months Ended
                   September 30, 1996 and 1997 (unaudited)         4

                   Notes to Condensed Financial Statements
                   (unaudited)                                     5

          Item 2:  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  13

Part II:  Other Information

          Item 1:  Legal Proceedings                              22

          Item 2:  Changes in Securities                          22

          Item 3:  Defaults upon Senior Securities                23

          Item 4:  Submissions of Matters to a Vote of
                   Security Holders                               23

          Item 5:  Other Information                              23

          Item 6:  Exhibits and Reports on Form 8-K               23

               PACIFIC RESEARCH AND ENGINEERING CORPORATION
                    PART I - FINANCIAL INFORMATION
                       CONDENSED BALANCE SHEETS
             AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

ASSETS	                             September 30,1997  December 31,1996
                                       (unaudited)
                                       ------------      ------------
CURRENT ASSETS
Cash and cash equivalents             $         500     $     610,857
Investments                                 541,843         1,000,000
Accounts receivable, net                  1,027,974           695,919
Inventories, net                          3,314,127         1,935,501
Prepaid expenses                            375,116           250,943
                                        -----------       -----------
TOTAL CURRENT ASSETS                      5,259,560         4,493,220

PROPERTY AND EQUIPMENT, net               1,328,884           902,251

OTHER ASSETS                              1,579,620         1,052,038
                                        -----------       -----------
                                      $   8,168,064     $   6,447,509
                                        ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                      $     968,865     $     594,258
Accrued expenses                            155,588           195,430
Customer advances                           858,572           271,710
Line of credit                            1,069,103           500,000
Capital lease obligations -
     current portion                         32,960            34,140
Deferred tax liability, net                  73,400            13,500
                                        -----------       -----------
TOTAL CURRENT LIABILITIES                 3,158,488         1,609,038

CAPITAL LEASE OBLIGATIONS,
     net of current portion                  26,262            37,156
                                        -----------       -----------
TOTAL LIABILITIES                     $   3,184,750     $   1,646,194

SHAREHOLDERS' EQUITY
Common stock, no par value,
25,000,000 shares authorized;
2,305,500 shares issued and outstanding   4,126,392         4,160,905
Additional paid-in capital                   50,000            50,000
Retained earnings                           806,922           590,410
                                        -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                4,983,314         4,801,315
                                        -----------       -----------
                                      $   8,168,064     $   6,447,509
                                        ===========       ===========

The accompanying notes are integral part of these financial statements

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION
         CONDENSED STATEMENTS OF INCOME FOR THE NINE MONTHS AND
             THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  THREE MONTHS                           NINE MONTHS
                                     ENDED                                  ENDED
                                  SEPTEMBER 30,                          SEPTEMBER 30,
                         -------------------------------        ------------------------------
                              1997             1996                  1997             1996
                         -------------     -------------        -------------    -------------
                                  (unaudited)                            (unaudited)
NET SALES                $  3,515,121      $  2,309,682         $  9,118,610     $  6,230,605

COST OF SALES               1,977,330         1,340,834            5,100,956        3,602,512
                          -----------       -----------          -----------      -----------
Gross profit                1,537,791           968,848            4,017,654        2,628,093

OPERATING EXPENSES
General and
     administrative           470,707           383,336            1,284,412          914,106
Selling and marketing         553,121           258,791            1,349,012          620,803
Research, development and
     engineering              260,634           212,463              810,134          551,658
Depreciation and
     amortization             150,459            51,377              272,059          132,297
                          -----------       -----------          -----------      -----------
TOTAL OPERATING EXPENSES    1,434,921           905,967            3,715,617        2,218,864
                          -----------       -----------          -----------      -----------
INCOME FROM OPERATIONS        102,870            62,881              302,037          409,229

OTHER INCOME (EXPENSES)
Interest, net                  (4,782)           23,831                7,244           (3,168)
Gain on sale of assets              -                 -                    -           16,087
Other	                          3,813             8,376                3,987           18,538
                          -----------       -----------          -----------      -----------
TOTAL OTHER INCOME
     (EXPENSE)                   (969)           32,207               11,231           31,457
                          -----------       -----------          -----------      -----------
INCOME BEFORE INCOME
     TAXES                    101,901            95,088              313,268          440,686

Income tax (benefit)
     expense                   (5,312)           30,000               60,700           55,000
                          -----------       -----------          -----------      -----------
NET INCOME               $    107,213      $     65,088         $    252,568     $    385,686
                          ===========       ===========          ===========      ===========
Earnings per average
     common share        $       0.05      $       0.03         $       0.11     $       0.22
                          ===========       ===========          ===========      ===========
Fully diluted earnings
     per average common
     share               $       0.05      $       0.03         $       0.11     $       0.22
                          ===========       ===========          ===========      ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
(Exhibit 11.1-EPS)          2,305,500         2,305,500            2,305,500        1,749,945
                          ===========       ===========          ===========      ===========

The accompanying notes are integral part of these financial statements

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION
               CONDENSED STATEMENTS OF CASH FLOWS FOR THE
              NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                              NINE MONTHS
                                                                 ENDED
                                                             SEPTEMBER 30,
                                                      ---------------------------
                                                          1997           1996
                                                      ------------   ------------
                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $    252,568   $    385,686
Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
Depreciation and amortization                              272,059        132,297
Gain on sale of assets                                           -        (16,087)
Changes in operating assets and liabilities:
Accounts receivable                                       (332,055)      (254,704)
Inventories                                             (1,378,626)      (218,421)
Prepaid expenses and other assets                         (982,435)      (601,821)
Accounts payable                                           374,598        260,160
Deferred income taxes                                       59,900              -
Accrued expenses                                           (39,842)        67,167
Customer advances                                          586,862       (267,503)
                                                       -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                   (1,186,971)      (513,226)
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                       (353,035)      (417,354)
(Increase) decrease in investment account
     principal, net                                        458,157              -
                                                       -----------    -----------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                  105,122       (417,354)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) notes payable and
     lines of credit                                       569,103        170,648
Payments under capital lease obligations                   (27,051)       (21,998)
Proceeds from sale of common stock                               -      4,098,587
Proceeds from sale of common stock warrants                      -         50,000
Distributions to shareholders                              (36,047)      (601,722)
Deferred offering costs, netted against
     offering proceeds                                     (34,513)             -
                                                       -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  471,492      3,695,515
                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH                           (610,357)     2,764,935

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             610,857            500
                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $       500    $ 2,765,435
                                                       ===========    ===========

The accompanying notes are integral part of these financial statements

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION
                 NOTES TO CONDENSED FINANCIAL STATEMENTS


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

    BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the nine month and three month periods ended September 30, 1997 are not necessarily indicative of the operating results for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year December 31, 1996.

    RECLASSIFICATIONS

    Certain September 30, 1996 balances have been reclassified to conform to the September 30, 1997 condensed financial statement presentation.

    INVESTMENTS

    The Company maintains excess cash available for operating purposes in a mutual fund of a financial institution. The fund invests exclusively in the State of California tax-free municipal bonds. There are no restrictions and the Company may redeem the fund shares at any time without penalty.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs include material, labor and manufacturing overhead.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets under capital leases are depreciated by the straight-line method over the shorter of the lease term or the useful lives of the assets. Maintenance, repairs and minor renewals are charged to operations as incurred. Major replacements or upgrades are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected as income or expense.

    OTHER ASSETS

    Other assets consist primarily of capitalized software costs and deferred offering costs.

    CAPITALIZED SOFTWARE COSTS consist of certain costs incurred for the development of software after technological feasibility has been established. These expenditures are principally related to new products which will be sold, leased or otherwise marketed and which have been capitalized in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the
    Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", (SFAS 86). Capitalized software costs are amortized on a product-by-product basis. Amortization will be computed based upon the ratio of annual revenues to total anticipated revenues or the straight-line method over the estimated life of the product (typically three to five years), whichever provides the greater amortization. Amortization expense commenced concurrent with the shipment of product during the third quarter of 1997. The Company incurred approximately $90,000 in amortization expense for the nine-month and three-month periods ending September 30, 1997 relative to this product. The Company has begun marketing efforts for its second product and will begin shipping during the fourth quarter of 1997.

    DEFERRED OFFERING COSTS include the costs associated with the initial public offering ("Offering"). These direct incremental costs associated with the Offering were capitalized and netted against the proceeds from the Offering. The Company during the first quarter of 1997 recognized additional costs related to the offering. These costs were then charged against offering proceeds and reported in the statement of cash flows and notes to the condensed financial statements.

2.  INVENTORIES

    Inventories at September 30, 1997 and at December 31, 1996 are summarized as follows:

                                  September 30, 1997   December 31, 1996
                                    ---------------     ---------------
                                      (unaudited)

    Raw materials                    $  1,508,045        $    969,180
    Work-in-process                     1,101,098             516,687
    Finished goods                        729,984             474,634
                                      -----------         -----------
                                        3,339,127           1,960,501
    Less reserve for obsolescence         (25,000)            (25,000)
                                      -----------         -----------
    Inventories, net                 $  3,314,127        $  1,935,501
                                      ===========         ===========

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS


3.  PROPERTY AND EQUIPMENT

    Property and equipment at September 30, 1997 and at December 31, 1996 are summarized as follows:

                                     September 30, 1997   December 31, 1996
                                       ---------------     ---------------
                                         (unaudited)

    Machinery and equipment             $  1,736,355       $   1,185,798
    Furniture and fixtures                   829,164             800,550
    Leasehold improvements                   667,749             638,348
                                         -----------         -----------
                                           3,233,268           2,624,696
    Less accumulated depreciation and
    amortization                          (1,904,384)         (1,722,445)
                                         -----------         -----------

    Property and equipment, net         $  1,328,884        $    902,251
                                         ===========         ===========

4.  OTHER ASSETS

    Other assets at September 30, 1997 and at December 31, 1996 are summarized as follows:

                                     September 30, 1997   December 31, 1996
                                       ---------------     ---------------
                                         (unaudited)

    Capitalized software costs          $  1,455,569        $    949,617
    Deposits                                 106,394              93,696
    Other                                     10,560                   -
    Employee loan                              7,097               8,725
                                         -----------         -----------
                                        $  1,579,620        $  1,052,038
                                         ===========         ===========


5.  INCOME TAXES

    For the tax period ending May 29, 1996, which was included during the period ended September 30, 1996, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company would normally not be subject to federal corporate taxes since the shareholders are liable for individual federal income taxes on their respective shares of the Company's taxable income.

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

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS


6.  PROFIT SHARING AND STOCK OPTION PLAN

    PROFIT SHARING PLAN

    The Company maintains a profit sharing plan (the "Plan") that provides for tax deferred employee benefits under Section 401(k) of the Internal Revenue Code. The Plan allows employees to make salary deferrals not to exceed the lesser of 14% of an employee's salary or the maximum amount allowed by law. The Company will match a portion of that amount, which is currently set at 20%. The Company may elect to make additional discretionary contributions in any Plan year.

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

    As of September 30, 1997 (unaudited), the following grants had been made under the Stock Plan:

    * To each of Messrs. John Robbins and Michael Bosworth, both members of the Company's Board of Directors, a ten year option to purchase 5,000 shares of Common Stock, exercisable at $5.50 per share. Additionally, Messrs. Robbins, Bosworth and
      Messr. John Lane (a member of the Company's Board of Directors) will receive options to purchase 2,500 shares of common stock at the then-market price on the date of the grant on the first three anniversaries of their election as a director. Each grant is conditioned upon the person being a director at the time of the grant and must be exercised within ten years from the date of grant.

    * The following grant was made on May 29, 1997, the anniversary date of Messrs. Robbins', Bosworth's, and Lane's directorship; an option to purchase 2,500 shares of common stock each at the then-market price of $2.25 per share, pursuant to the terms of Directors Options.

    * During the year ended December 31, 1996 options to purchase a total of 750,000 shares of the Common Stock were granted pro rata, based upon current share ownership, to certain executive officers of the Company and two key employees of the Company.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS


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

    * On February 19, 1997 the Company granted options to purchase 180,000 shares of common stock to its employees pursuant to the Stock Plan. The options vest for each employee at a rate of 20% per year with full vesting by year five, and expire
      10 years from the date of grant. The option price set was $2.50 per share under this plan.

    * On July 17, 1997 the Company granted options to purchase 7,500 shares of common stock to an individual employee pursuant to the Stock Plan. These options vest in the following manner; 20% vesting 90 days after the date of hire and then 20% per year thereafter with full vesting by year five, and expire
      10 years from the date of grant. The option price set was $3.00 per share under this plan.

    * On July 25, 1997 the Company granted options to purchase 60,000 shares of common stock to an individual employee pursuant to the Stock Plan. These options vest in the following manner; 20% vesting 90 days after the date of hire and then 20% per year thereafter with full vesting by year five, and expire 10 years from the date of grant. The option price set was $2.88 per share under this plan.


    Options outstanding as of January 1, 1997             760,000
    Granted                                               255,000
    Exercised                                                   -
    Canceled                                                    -
    Options outstanding as of September 30, 1997        1,015,000
    Option price range for options
        granted during the period                  $2.25 to $3.00
    Options exercisable as of September 30, 1997           53,500
    Options available for grant as
        September 30, 1997                                185,000

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS


6.  PROFIT SHARING AND STOCK OPTION PLAN  (continued)

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which becomes effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company currently accounts for stock-based compensation under APB 25 and will continue to account for stock-based compensation under this method.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures of cash flow information for the nine-month periods ended September 30, 1997 and 1996 are summarized as follows:





                                                           NINE MONTHS
                                                              ENDED
                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                       1997           1996
                                                   ------------   ------------
                                                           (unaudited)
    Cash paid for interest and income taxes:
        Interest                                    $   36,276     $   42,106
        Income taxes                                $        -     $        -
    Non cash investing and financing activities:
        Capital lease obligations                   $   14,799     $        -



8.  INITIAL PUBLIC OFFERING

    Effective May 28, 1996, the Company sold 500,000 equity units (Unit) to the general public.

    Each Unit sold for $11.00 and consisted of two shares of common stock and one redeemable common stock purchase warrant. The common stock and the warrant were detachable and separately transferable immediately after the closing of the offering. Each warrant entitles the registered holder to purchase, at any time over a five year period commencing on the date of the initial public offering (Offering), one share of common stock at a price of $8.00 per share. Commencing from the date of the Offering, the warrants are subject to redemption at $0.10 per warrant on thirty days written notice if the closing bid price of the common stock is in excess of $10.00 per share for a period of ten consecutive trading days.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS


9.  SHAREHOLDERS' EQUITY

    S CORPORATION DISTRIBUTIONS

    For the year ended December 31, 1996, which includes the nine month period ended September 30, 1996, the Company distributed accumulated undistributed retained earnings of $694,722. This amount represented a portion of the S Corporation earnings through May 29, 1996 and was distributed from retained earnings to the shareholders. The Company's status as an S Corporation automatically terminated following the initial public offering. During the second quarter of 1997 the Company distributed an additional $36,047 to these shareholders. This additional amount represents the remaining portion of the S Corporation earnings that were earned and taxed (through the shareholders personal income tax) through May 29, 1996 as determined by the filing of the Company's tax return.

    COMMMON STOCK

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

    WARRANTS

    Warrants outstanding in addition to those discussed in Note 8 above as of December 31, 1996 and September 30, 1997 (unaudited) consists of warrants granted to a former director of the Company. These warrants provide for the purchase of 100,100 shares of common stock, exercisable at $4.68 per share, which was an amount in excess of the fair market value at the date of grant. At the closing of the Offering, the Company issued to the Underwriter a warrant (the Representative's Warrant) to purchase for investment a maximum of 50,000 Units of the Company, each Unit consisting of two shares of common stock and one warrant, but which may be exercised separately by the Underwriter at an exercise price of $17.05 per Unit.

    As of December 31, 1996 and September 30, 1997 (unaudited), no warrants had been exercised in connection with these issuance's.

10. EARNINGS PER SHARE

    Certain options granted and outstanding as of September 30, 1997 (unaudited) were dilutive for purposes of calculating primary and fully diluted earnings per share and therefore are included in the earnings per share calculations. However, warrants granted and outstanding are anti-dilutive for purposes of calculating primary and fully diluted earnings per share, due to exercise prices of the warrants in excess of current market price. For the nine month and three month periods ended September 30, 1996 the calculation for earnings per share was based solely on the weighted number of shares outstanding, since both options and warrants granted and outstanding were immaterial and the length of grant was immaterial during these periods. Refer to Note 6 as to the amount of options granted and their exercise price and Exhibit 11.1 for calculation of primary and fully diluted earnings per share.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS


10. EARNINGS PER SHARE (continued)

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the nine months and three months ended September 30, 1997 and 1996. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these periods is expected to be not material.

11. USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION


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

FORWARD-LOOKING INFORMATION - GENERAL

This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "plans", "may", "future", and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 1996, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to introduce new products, the concentration of the Company's current products in a relatively narrow segment of the professional audio market, technological change and increased competition in the industry, the Company's ability to manage its rapid growth, its limited protection of technology and trademarks, the Company's dependence on limited suppliers, representatives, distributors, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

The Company's gross margins have fluctuated from time to time due primarily to inefficiencies related to the introduction and manufacturing of new products and inefficiencies associated with integrating new equipment into the Company's manufacturing processes. Historically, fluctuations have also resulted from increases in overhead, varying prices of components and competitive pressures.

The Company plans to introduce new products and revisions at a more rapid rate than it has in the past. Some anticipated new products would require the implementation of manufacturing practices with which the Company is not familiar. This could result in lower margins, as the Company becomes more familiar with these new manufacturing procedures.

Although the Company cannot accurately anticipate the effect of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

The Company's quarterly operating results vary significantly depending on the timing of new product introductions and enhancements by the Company and its competitors and on the volume and timing of orders, which are difficult to forecast. Customers generally order on an as-needed basis, and the Company normally ships' products within a short period of time after receipt of an order. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. A disproportionate percentage of the Company's quarterly net revenue is typically generated in the last few weeks of the quarter. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenue generated in the last few weeks of a quarter does not meet with the Company's forecast, operating results may be materially adversely affected.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION


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

The Company's manufacturing and development activities are conducted in four principal areas: audio control consoles, digital recording equipment, peripheral equipment and custom system products. Some of the Company's customers include Capital Cities/ABC, Disney, Infinity Broadcasting and Bonneville International.

One family of audio control consoles, which the Company manufactures (the "X-Class") are mainframes with both on-air and production capabilities configured with various accessory modules affording flexible add-on-features. Modules for high-end consoles may include the capacity to: handle a talk show with four independent telephone feeds, equalize and/or process the inputs, record a stereo feed for later broadcast and work with two separate studios and a remote all at the same time. The Radiomixer console (part of the "Mixer-Class") was developed by the Company as a lower-priced on-air console targeted at price sensitive domestic and international markets. The Radiomixer can perform several jobs simultaneously handling up to two telephones.

Digital recording equipment is manufactured and sold as part of the ADX workstation line with one of the more popular versions named the ADX Ensemble (the Ensemble). The Ensemble is a stand alone digital audio workstation featuring automated digital recording and mixing, incorporating an Apple Macintosh 6100/66 for display and control.
Like a word processor for audio, Ensemble has the ability to cut, copy, paste and move audio segments around to create sophisticated audio productions. An optical backup drive feature, similar to a recordable compact disc, allows the user to read and write directly to an optical drive without having to load individual projects on to the hard drive.

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

RESEARCH/DEVELOPMENT AND ENGINEERING COSTS

The main costs associated with research/development and engineering are expenditures related to licenses, permits and CE (European Conformity) certification for existing products marketed overseas, increased research and development activities, outside consultants, and the hiring of additional engineering staff incurred in the development of the new digital products. These expenditures which affect current earnings would have been significantly more if not for the fact that the Company has capitalized certain development costs relating to the coding, testing and other expenditures related to new software based products that will be sold, leased or otherwise marketed, in accordance with the provisions of SFAS 86.

Through September 30, 1997, the Company capitalized approximately $1.5 million of such costs, primarily related to the development of its first software-based on-air digital console. The approximate breakout of costs are as follows: Engineering wages and benefits, $555,000; outside software consultants, $731,000; and materials/parts of $259,000.

The costs are capitalized according to SFAS 86 whereby it specifies that all costs incurred after technological feasibility has been established for a computer software product that is sold, leased, or otherwise marketed by an enterprise shall be capitalized. Additionally, capitalization of computer software costs shall be discontinued when the computer software product is available to be sold, leased or otherwise marketed. Costs of maintenance and customer support shall be charged to expense when incurred or when the related revenue is recognized, whichever occurs first.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION

The Company's amortization policy is to expense software development costs over the shorter of 3-5 years or the ratio of current revenue to the total of current and anticipated future revenue. The Company is currently amortizing the costs over five years based on the straight line method. The Company has started shipping the product during the third quarter of 1997 and has to date recognized approximately $90,000 in amortization.(Refer to Note 1 to the Condensed Financial Statements)

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenue represented by certain items in the Company's Condensed Statements of Operations for the periods indicated:

                                     Three Months Ended September 30             Nine Months Ended September 30
                               ---------------------------------------- ---------------------------------------------
                                  1997         1996         Percent       1997          1996        Percent
                               (Unaudited)                Incr (Decr)  (Unaudited)                Incr (Decr)
Net sales                         100.0%       100.0%         52.2%       100.0%        100.0%         46.4%

Cost of sales                      56.3%        58.1%         47.5%        55.9%         57.8%         41.6%
                               ---------------------------------------------------------------------------------------
Gross profit                       43.7%        41.9%         58.7%        44.1%         42.2%         52.9%


Expenses:


General and administrative         13.4%        16.6%         22.8%        14.1%         14.7%         40.5%
Selling and marketing              15.7%        11.2%          N/A         14.8%         10.0%          N/A
Research and engineering            7.4%         9.2%         22.7%         8.9%          8.9%         46.9%
Depreciation and amortization       4.3%         2.2%          N/A          3.0%          2.1%          N/A
                               ---------------------------------------------------------------------------------------
Total operating expenses           40.8%        39.2%         58.4%        40.8%         35.7%         67.5%

Income from operations              2.9%         2.7%         63.6%         3.3%          6.5%        (26.2%)
                               ---------------------------------------------------------------------------------------
Other income (expenses):

Interest income (expense)          (0.1%)        1.0%          N/A          0.1%         (0.1%)         N/A
Gain on sale of asset               0.0%         0.0%          N/A          0.0%          0.3%          N/A
Other                               0.1%         0.4%        (54.5%)        0.0%          0.3%        (78.5%)
                               ---------------------------------------------------------------------------------------
Total other income (expense)        0.0%         1.4%          N/A          0.1%          0.5%        (64.3%)

Income before income taxes          2.9%         4.1%          7.2%         3.4%          7.0%        (28.9%)

Provision for income taxes         (0.1%)        1.3%          N/A          0.7%          0.9%        (10.4%)
                               ---------------------------------------------------------------------------------------
Net income                          3.0%         2.8%         64.7%         2.7%          6.1%        (34.5%)

                    N/A = NOT MEANINGFUL OR IN EXCESS OF 100%


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

Sales increased $2,888,000 or 46.4%, from $6,231,000 for the nine months ended September 30, 1996 to $9,119,000 for the nine months ended September 30, 1997. The Company believes the sales increase to be the result of the continuing wave of consolidation, merger and acquisition activity triggered by the signing of the Telecommunications Bill in February of 1996 and the Company's efforts to capture a larger percentage of the market. The Company's increased sales and marketing efforts have had, and may continue to have a positive impact on future sales and bookings, although there can be no assurance that increased spending on selling and marketing expenses will result in increased sales.

Additionally, radio remains a strong and cost effective alternative to television and print media competing for advertising dollars. The advertising revenue growth has provided the broadcasters with the capital necessary to accomplish their consolidation goals and upgrade their facilities.

Cost of sales increased $1,498,000, or 41.6%, from $3,602,000 to $5,101,000 due to the sales increase, and decreased slightly as a percentage of revenues from 57.8% for the nine months ended September 30, 1996, to 55.9% for the nine month period ended September 30, 1997. This decrease is attributable to improved purchasing and requisition procedures, and improved manufacturing processes.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION

The Company continually evaluates its inventory purchasing and handling policies, as well as its manufacturing processes, to ensure the maintenance of, or improvement to, gross margins. Accordingly, gross margin increased $1,390,000 (from $2,628,000 to $4,018,000) or 52.9% due primarily to the increase in sales, and increased slightly as a percent of revenue from 42.2% to 44.1% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1997.

General and administrative expenses increased approximately $370,000, or 40.5%, to $1,284,000 in 1997 compared to $914,000 in 1996. The increase was due, primarily, to additional expenses incurred in expanding the Company's infrastructure and costs accompanying the Company's public reporting requirements and additional payroll costs. As a percentage of revenue, however, general and administrative expenses decreased 0.6%, from 14.7% in 1996 to 14.1% in 1997.

Selling and marketing expenses increased $728,000 or 117.3% from $621,000 in 1996 to $1,349,000 in 1997 due, primarily, to the addition of two sales executives, as well as additional sales professionals. The Company intends to take advantage of the growing radio market generated by the Telecommunication Bill
(see management's discussion and analysis of sales, above) and will continue to invest in this area to maximize market penetration. There can be no assurance that the Company's increase in selling and marketing expenses will result in a higher level of sales. The Company has increased its tradeshow attendance, increased expenditures related to advertising and brochures, and has increased its expenditures relative to travel for the interviewing and the hiring of distributors for the overseas market and business. Selling and marketing expenses as a percentage of revenue increased 4.8% from 10.0% in 1996 to 14.8% during the nine months ended September 30, 1997.

Research and engineering expenses increased $258,000 or 46.9% from $552,000 for the nine months ended September 30, 1996 to $810,000 for the nine months ended September 30, 1997. The primary reason for the increase is that, during the nine months ended September 30, 1997, the Company decreased capitalization of certain development costs relating to the coding, testing and other expenditures related to new products that will the Company intends to sell, lease or otherwise market in accordance with the provisions of SFAS 86 and now currently expenses these costs.

Capitalized research and engineering costs, pursuant to SFAS 86, for the nine months ended September 30, 1997 are approximately $596,000. The Company capitalized such costs in the amount of $602,000 for the comparable period in 1996. The Company has incurred and will continue to incur additional research and engineering payroll expenses as it recruits and hires the engineering staff necessary to develop and launch new product.
The Company will continue to invest in state-of-the-art computer equipment and CAD products to enable its engineering team to manage product development as radio migrates from analog to digital.

Research and engineering expenses increased slightly as a percentage of revenue, from 8.85% for the nine months ended
September 30,1996 to 8.88% for the nine months ended
September 30, 1997 due to the addition of engineering and drafting staff, and the reduction of expense capitalization as discussed above. (Refer to "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Research/Development and Engineering Costs" for further explanation of capitalization of software development costs pursuant to SFAS 86 and the Company's compliance with the standard set forth).

Income from operations decreased $107,000 or 26.2% from $409,000 for the nine months ended September 30, 1996 to $302,000 for the nine months ended September 30, 1997 reflecting the 52.9% increase in gross margin offset by the 67.5% increase in operating expenses for the comparable periods. Operating income, as a percentage of revenue, decreased 3.2% from 6.5% for the nine months ended September 30, 1996 to 3.3% for the nine months ended
September 30, 1997.

Net interest income (expense) increased $10,000 from an expense of $3,000 in 1996 to a gain of $7,000 in 1997 reflecting interest earned on the investment fund.

The Company incurred a gain of approximately $16,000 for the nine months ended September 30, 1996, resulting from an upgrade to a new enhanced CAD/engineering software package. The gain was classified as other income in the financial statements. The Company had no income of this nature for the nine months ended September 30, 1997.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION

The combined results, as discussed above, yielded net income before taxes of $313,000 for the nine months ended September 30, 1997 compared to net income before taxes of approximately $441,000 for the nine months ended September 30, 1996, representing approximately a 28.9% decrease in net income before taxes.

Despite the decrease, it is important to highlight a few factors that the Company believes bode well for the Company's future:

* Expenses related to new product development and marketing are expected to decrease and stabilize, respectively.

* As ownership groups complete organizational shakeouts and begin consolidating and integrating newly acquired stations over the next few months, the Company anticipates that they too will return to the marketplace for additional products and services, creating new business opportunities for the Company.

* The Company's new products have been well received in the industry, particularly at the recent National Association of Broadcasters conventions in April and September of 1997. During the April show, both Integrity and AirWave won "best of show" awards from the media.

* The Company will continue to focus on the expansion of new markets in the United States, Asia and Europe.

There can be no assurance, however, that these factors will result in increased revenues or decreased expenses for the Company in the future.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1996.

Sales increased $1,205,000 or 52.2%, from $2,310,000 for the three months ended September 30, 1996 to $3,515,000 for the three months ended September 30, 1997. The Company believes the sales increase to be the result of the continuing wave of consolidation, merger and acquisition activity triggered by the signing of the Telecommunications Bill in February of 1996 (see management's discussion and analysis for the nine months ended
September 30, 1997).

Cost of sales increased $636,000 or 47.5% from $1,341,000 to $1,977,000 due to the sales increase, and decreased slightly as a percentage of revenues for the three months ended September 30, 1997 compared to the same period in 1996. The decrease is attributable to improved purchasing and requisition procedures, and improved manufacturing processes.

The Company continually evaluates its inventory purchasing and handling policies, as well as its manufacturing processes, to ensure the maintenance of, or improvement to, gross margins. Accordingly, gross margin increased $569,000 (from $969,000 to $1,538,000) or 58.7% due primarily to the increase in sales, and increased slightly as a percent of revenue from 41.9% to 43.7% for the three months ended September 30, 1996 compared to the three months ended September 30, 1997.

General and administrative expenses increased approximately $88,000, or 22.8%, from $383,000 for the three months ended September 30, 1996 to $471,000 for the three months ended September 30, 1997. The increase was due, primarily, to additional expenses incurred in ramping up the infrastructure, additional payroll costs, and other expenses associated with the public offering. As a percentage of revenue, however, general and administrative expenses decreased 3.2%, from 16.6% in 1996 to 13.4% in 1997.

Selling and marketing expenses increased $294,000 or 113.7% from $259,000 in 1996 to $553,000 in 1997 due, primarily, to the addition of two sales executives, a vice-president and senior vice-president of sales as well as additional sales professionals. The Company expects to take advantage of the growing radio market generated by the Telecommunication Bill (see management's discussion and analysis of sales, above) and will continue to invest prudently in this area to maximize market penetration. There can be no assurance that the Company's increase in selling and marketing expenses will result in a higher level of sales. Selling and marketing expenses as a percentage of revenue increased 4.5% from 11.2% in 1996 to 15.7% during the three months ended September 30, 1997.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION

Research and engineering expenses increased $48,000 or 22.7% from $212,000 for the three months ended September 30, 1996 to $260,000 for the three months ended September 30, 1997. The primary reason for the increase is that, during the three months ended
September 30, 1997, the Company started to decrease capitalization of certain development costs relating to the coding, testing and other expenditures related to new products that may be sold, leased or otherwise marketed, in accordance with the provisions of SFAS 86 and currently expenses these costs. The Company ceased capitalizing the research and development costs associated with one of its product lines during the third quarter of 1997 in accordance with the provisions of SFAS 86 (see notes 1 and 4 to the Condensed Financial Statements included herein).

Capitalized research and engineering costs, pursuant to SFAS 86, for the three months ended September 30, 1997 are approximately $97,000. The Company capitalized such costs in the amount of $265,000 for the comparable period in 1996. The Company has incurred and will continue to incur additional research and engineering payroll expenses as it recruits and hires the engineering staff necessary to develop and launch new products. The Company will also continue to invest in state-of-the-art computer equipment and CAD products to enable its engineering team to manage product development as radio migrates from analog to digital.

Research and engineering expenses decreased, as a percentage of revenue, from 9.2% for the three months ended September 30, 1996 to 7.4% for the three months ended September 30, 1997 due to the increase and the change in expense capitalization discussed above. (Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Research/Development and Engineering Costs" for further explanation of capitalization of software development costs pursuant to SFAS 86 and the Company's compliance with the standard set forth)

Income from operations increased $40,000 or 63.6% from $63,000 for the three months ended September 30, 1996 to $103,000 for the three months ended September 30, 1997 reflecting the 58.7% increase in gross margin and 58.4% increase in operating expenses for the comparable periods. Operating income, however as a percentage of revenue, increased slightly by 0.2% from 2.7% for the three months ended September 30, 1996 to 2.9% for the three months ended September 30, 1997.

Net interest income (expense) decreased $28,000 or 120.1% from the comparable period, reflecting a significant increase in borrowings from the Company's line of credit, with a corresponding reduction in interest earned on invested funds, due primarily to the redemption of principal of this investment fund.

The combined results, as discussed above, yielded net income before taxes of $102,000 for the three months ended
September 30, 1997 compared to $95,000 for the three months ended September 30, 1996, or approximately, a 7.2% increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund the expansion of its internal sales department, increase advertising and marketing, increase engineering and development of new products and to develop and penetrate worldwide markets. The Company has historically satisfied its cash requirements through cash flows from operations and bank borrowings. Under some project contracts, the Company requires customer advances upon project acceptance, then invoices for the remaining amount based upon completion of specified conditions and milestones. Depending upon the stage of completion, it may be necessary for the Company, from time to time, to finance a portion of its working capital needs. Additionally, developing and launching new products exerts additional pressure on the working capital requirements of the Company. The Company through the use of its offering proceeds was able to fulfill these capital requirements during the previous year.

The Company completed its initial public offering May 28, 1996 and realized net proceeds of approximately $4.1 million after underwriting discounts and offering expenses. As of December 31, 1996 and September 30, 1997 the Company had $1.6 and
$0.5 million in cash and cash equivalents, respectively.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION

Through September 30, 1997, the Company's inventory increased to $3,314,000 from $1,935,000 at December 31, 1996, an increase of $1,379,000 or 71.3%. This increase was primarily due to the manufacture of new products. The increases in raw material and work-in-process were made in anticipation of the Company's planned expansion of its sales efforts in the United States and overseas.
In order to meet the needs of customers, the Company increased its inventory levels to supply the expected demand, as some of the larger customers require shipment in less than one months time from order to fulfillment.

The Company is attempting to secure a new revolving line of credit and long term debt financing, to replace its current facility. The Company has been out of covenant with this credit facility as described below. As of September 30, 1997, the revolving line of credit had borrowings of $1,069,000, which was classified as current. The borrowings on the line of credit increased during the period as a result of operating needs, research and development efforts, equipment and leasehold improvements.

The Company's financial lending institution has entered into an informal agreement to waive the loan covenants violations with respect to the $1,500,000 line of credit. The Company is currently in discussions with this same financial institution regarding modifications to the loan covenants and restructure of its credit facility as discussed above.

The Company's current loan covenants include the following: minimum tangible net worth must be in excess of $3,750,000 as of the end of each fiscal quarter and $4,000,000 as of the end of the fiscal year, quick ratio must be a minimum of 1.25 to 1.00 disregarding inventory and prepaid expenses, maintenance of minimum of $1,000,000 in cash and marketable securities, and lastly total liabilities over net tangible net worth must be less than .60 to 1.00. The Company, as of September 30, 1997, is out of covenant with respect to its quick ratio and minimum cash as described above, and has initiated discussions to modify and/or increase the line of credit facilities and covenants. The Company believes negotiations will be favorable for the Company in its obtaining of a new credit facility and covenants.

The Company's current ratio as of September 30, 1997 was 1.7 compared to 2.8 at December 31, 1996. The decrease was attributable, primarily, to the decrease in cash and cash equivalents, and increases in accounts payables, customer advances and capitalized software costs. For the same reasons, the Company experienced a decrease in working capital of approximately $882,000 from $2,884,000 at December 31, 1996 to $2,002,000 at September 30, 1997.

The Company's operating activities consumed cash of $1,187,000 for the nine months ended September 30, 1997. Cash used in operations for the nine months ended September 30, 1997 was the result, primarily, of an increase in inventory ($1,379,000), an increase in accounts receivable ($332,000), an increase in prepaid expenses and other assets ($982,000) (which was primarily a result of capitalized engineering expenses in accordance with SFAS 86), offsetting increases in accounts payable of $375,000 and customer advances of $587,000 which are related to deposits on major equipment purchases expected to be completed during the fourth quarter of 1997 and the first quarter of 1998.

Cash provided by investing activities for the nine month period ended September 30, 1997 was $105,000. Such investing activities involved purchases of property and equipment ($353,000) offset by the principal redemption of invested funds $458,000.

Cash provided by financing activities was $471,000 for the nine months ended September 30, 1997, consisting primarily of net borrowings on the Company's line of credit $569,000 and the offset of additional deferred offering costs associated with the Company's initial public offering of $35,000, shareholder retained earnings distribution of $36,000 and principal payments of $27,000 relative to the Company's capital lease obligations.

As a result of the above the Company experienced a significant decrease in cash from $611,000 at December 31, 1996 to approximately $500 for the nine month period ended September 30, 1997.

Based on the Company's cash position and currently planned expenditures and level of operations, the Company estimates it may seek additional capital within the next six months to meet its debt obligations as they become due and to continue with investing in infrastructure growth and expansion into
other markets.   The Company is currently considering various alternatives
to meet its needs for capital including, without limitation, the bank financing previously described, as well as public or private debt, or equity financing. There can be no assurance the Company will be successful in obtaining such financing and any such financing may be dilutive to current shareholders. The failure to raise additional funds could have a material adverse effect on the Company and could force the Company to reduce or curtail operations.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement of Financial Accounting Standards 128, "Earnings per Share" (SFAS 128). The new standard revises the disclosure requirements of earnings per share, simplifies the computation of earnings per share and increases the comparability of earnings per share on an international basis. SFAS 128 will be effective for the Company for the year ending December 31, 1997. The Company has determined that the impact in adopting SFAS 128 will not be material to its financial statements.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS 130 is not expected to have a material effect on the Company's results of operations.

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS 131 is not expected to have a material effect on the Company's current reporting disclosures.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company believes that in some cases it is more difficult to secure orders in the summer months, which may in turn adversely affect the Company's revenues, thereby affecting the overall nine months revenue. Moreover, the Company's expense levels have increased since its initial public offering in May of 1996, as it added personnel and infrastructure in anticipation of revenue growth. The Company anticipates this growth will come from new product offerings and increased demand overall, created by the continuing mergers and acquisition activities in the radio broadcast industry, although there can be no assurance that this anticipated demand will materialize or that the company will be able to successfully engineer and bring to market any new product offerings. If revenue falls below these expectations, the Company's operating results are likely to be adversely affected. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade shows, changes in product development and sales and marketing expenditures, production limitations and sales activity. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, variations in the timing of recognition of revenue could possibly cause fluctuations in operating results from quarter to quarter and could result in unanticipated quarterly earnings shortfalls or losses.

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

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART I - FINANCIAL INFORMATION

To date, the Company's primary market success has been in the radio industry segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the radio market, as well as other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any other market segments. The Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price competition. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution, availability of leases or other financing alternatives and customer support.

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

As a result of these and other factors, the Company has experienced from time to time quarterly fluctuations in operating results. The Company anticipates that these fluctuations could reoccur in future periods. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART II - OTHER INFORMATION



PART II - OTHER INFORMATION


Item  1.  Legal Proceedings
          None

Item  2.  Changes in Securities

          Use of Proceeds from the Company's Initial Public Offering

          The following information is being provided in accordance with Rule 463 of the Securities Act of 1933 (the "Securities Act") and Item 701 of Regulation S-B under the Securities Act. On May 29, 1996, the Company completed an initial public offering of 500,000 Units which consisted of 1,000,000 shares of its Common Stock and 500,000 Warrants to purchase shares of its Common Stock (the "Offering").

          The effective date of the Company's Registration Statement on Form SB-2 (Registration No. 333-858-LA) was May 28, 1997.

          The Offering commenced on May 28, 1996 and terminated on May 29, 1996, after all securities registered under the Offering were sold.

          The managing underwriter of the Offering was Nutmeg
          Securities, Ltd.

          The following classes of securities were registered pursuant to the Offering: (i) Units (consisting of two shares of no par value common stock plus one warrant) and (ii) Common Stock, underlying Warrants, each to purchase one share of Common Stock at a price of $8.00 at any time commencing six months from the date of the Offering, through and including May 28, 2001; the Warrants are redeemable by the Company upon (a) the consent of the managing underwriter and (b) the occurrence of certain other events,
          (iii) Representative's Warrants, warrants to purchase 50,000 Units, exercisable after the separation date and prior to 5/28/01 at an exercise price of $17.05 per Unit.

          All of the securities registered in the Offering of which
          (i) and (ii) above were sold for the account of the company. There were no selling shareholders in the Offering. The Company registered 1,000,000 shares of Common Stock and Warrants to purchase 500,000 shares of Common Stock (500,000 Units). The aggregate price of the 500,000 Units, before underwriting discounts and commissions, was $5,500,000.

          The amount of expenses incurred by the company in connection with the Offering are listed below as of the September 30, 1997.

            Underwriting discounts and commissions      $   550,000
            Finders fees                                     37,500
            Non-accountable expenses and management
                 fee to underwriter                         237,000
            Other expenses (audit, legal, etc.)             550,122
                                                         ----------
            Total                                       $ 1,385,926
                                                         ==========

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                     PART II - OTHER INFORMATION


          The net proceeds to the Company of the Offering were $4,114,074.

          The amount of the net proceeds used by the Company for specific uses is provided below as of September 30, 1997.

          Use of Proceeds: Approximated within $1,000 for all, other than Working Capital.

            Sales and marketing
            Expansion of domestic and international
                 sales staff                            $  332,000
            Increased advertising, direct marketing
                 activities, domestic and international
                 shows, and related travel                 290,000
                                                         ----------
                                                           622,000
                                                         ==========

            Research, engineering and development
            Additional engineering staff:
                 CAD operators/PC designers and
                 technical cabinetry staff                 355,000
            Increased prototype engineering activity       354,000
            Increased outside consulting                   139,000
            Additional engineering capital spending        234,000
                                                         ----------
                                                         1,082,000
                                                         ==========
            General operations
            Additional quality assurance, manufacturing
                 and test engineers and additional
                 senior buyers                             287,000
            Increased inventory spending to support
                 new product development                 1,000,000
            Capital spending to upgrade manufacturing
                 floor and cabinet shop                    330,000
                                                         ----------
                                                         1,617,000
            Debt reduction                                 700,000
            Working capital                                 93,074
                                                         ----------
            Total                                       $4,114,074
                                                         ==========

Item  3.  Default Upon Senior Securities
          None

Item  4.  Submission of Matters to a Vote of Securities Holders
          None

Item  5.  Other Information
          None

Item  6.  Exhibits and Reports on Form 8-K

          (a) Exhibits.

          Exhibit 10.9 - Employment Contract by and between the
                         Registrant and Susan Dingethal
          Exhibit 11.1 - Calculation of Earnings Per Share

          The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

          (b) Reports on Form 8-K
              None.

              PACIFIC RESEARCH AND ENGINEERING CORPORATION
                            SIGNATURE PAGE


Signatures

In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PACIFIC RESEARCH & ENGINEERING CORP.

                           By:  /S/ Larry Eyler
                                Larry Eyler
                                Chief Financial Officer and
                                     Accounting Officer

                  PACIFIC RESEARCH AND ENGINEERING CORPORATION
                             EXHIBIT INDEX

Exhibit Index


4.1      Articles of Incorporation of the Company (1)
4.2      Bylaws of the Company (1)

4.3      Warrant Agreement (1)
4.4      Warrant Certificate (1)
4.5      Stock Certificate (1)
4.6      Unit Certificate (1)

5.1      Opinion re: Legality of S-8 filing (2)

10.1     Lease Agreement dated May 9, 1995 (1)
10.2 Sublease Agreement dated May 9, 1995 by and between the Registrant and Pacific Metal Fabricators (1)
10.3 Employment Contract by and between the Registrant and Jack Williams (1)
10.4 Employment Contract by and between the Registrant and Michael Dosch (1)
10.5 Employment Contract by and between the Registrant and Larry Eyler (1)
10.6 Employment Contract by and between the Registrant and David Pollard (1)
10.7 1996 Omnibus Stock Plan and form of Stock Option Agreement thereunder (1)
10.8 Asset Purchase Agreement between the Registrant and Pacific Metal Fabricators, Inc. (1)
10.9 Employment Contract by and between the Registrant and Susan Dingethal

11.1     Calculation of Earnings Per Share

26.1     Form S-8 filing, dated February 29, 1997 (2)



(1) Previously filed as an exhibit to the Company's Form SB-2, file no. 333-858-LA, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Form S-8, file no. 333-22407, and incorporated herein by reference.