Form 10-K
period 1997-12-31
PACIFIC RESEARCH & ENGINEERING CORP
filed 1998-03-31
CIK 1007583

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549

                         FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     December 31, 1997.
[ ]  Transition report under Section 13 or 15(d) of the
     Securities Exchange Act of 1943 for the transition period from ______________ to ______________.



                 Commission file number 001-11773

            PACIFIC RESEARCH & ENGINEERING CORPORATION
          ----------------------------------------------
          (Name of small business issuer in its charter)


         California                           95-2638420
 ------------------------------      ------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
 Incorporation or organization)



                     2070 Las Palmas Drive
                   Carlsbad, California 92009
                 ------------------------------
       (Address of principal executive offices and zip code)

            Issuer's telephone number: (760) 438-3911

Securities registered pursuant to Section 12(b) of the Exchange Act:

  Common Stock, no par value
Common Stock Purchase Warrants            American Stock Exchange
------------------------------         ------------------------------
      (Title of class)                (Name of each exchange on which
                                               registered)


Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuers' revenues for the year ended December 31, 1997 were $12.288 million. The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $4,524,750 (based on the last American Stock Exchange reported sales price on March 30, 1998). This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 10% of the registrant's common stock, and multiplying the remainder by the last reported sales price on March 30, 1998. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. As of March 30, 1998 there were 2,305,500 shares of the issuers common stock and warrants to purchase 500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Form 14a - Proxy Statement is incorporated by reference in Items 9, 10, 11 and 12

PAGE  <2>

TABLE OF CONTENTS

PART I

     Item 1.   Business                                    3

     Item 2.   Properties                                 13

     Item 3.   Legal Proceedings                          13

     Item 4.   Submission of Matters to a Vote of
               Security Holders                           13

PART II

     Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters                13

     Item 6.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                 14

     Item 7.   Financial Statements and Selected
               Financial Data                             21

     Item 8.   Changes in and Disagreements With
               Accountants on Accounting and Financial
               Disclosure                                 22

PART III

     Item 9.   Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act          22

     Item 10.  Executive Compensation                     22

     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management                      22

     Item 12.  Certain Relationships and Related
               Transactions                               22

     Item 13.  Exhibits, Financial Statements Schedules,
               and Reports on Form 8-K                    23


PAGE  <3>

PART I

ITEM 1.  BUSINESS

This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 the section entitled "Business Risks."

Forward-Looking Information - General

     This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's strategy, products under development and plans for expansion. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "plans," "targets" and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described below under the heading "Business Risks" and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

The Company

     Since its incorporation in 1969, Pacific Research & Engineering Corporation (PR&E) or (the Company) has produced high quality audio products and studio design services for the radio and television broadcasting industry. These include on-air consoles for radio and television stations, radio production consoles and workstations, and peripheral products as well as technical furniture and studio design/integration services for turnkey systems. The Company has historically targeted the top-rated radio stations and network facilities in the major United States (U.S.) broadcast markets, but has recently begun expanding its product offerings and marketing efforts to target middle and small market broadcasters in the U.S. as well as abroad.

Industry Overview

     According to the Radio Advertising Bureau, an industry analyst, radio advertisers spent the following for each calendar year:

     1994           1995           1996           1997
 $10 billion    $11 billion    $12 billion    $14 billion (est)

     Radio continues to be an advertising medium of choice for targeting specific segments of the consumer marketplace. Opportunities created by advertising growth and changes in Federal Communication Commission (FCC) regulations have caused many changes in radio station ownership and operation, with new stations, new formats, combined station facilities, local marketing agreements (LMA) and duopoly, all creating the need for new studio equipment and services. The Company is planning on exploiting this need with new products and services designed to carry the Company into new market segments both domestically and internationally.

PAGE  <4>

     The radio broadcasting industry has been in transition since the advent of television in the early 1950's. Over this period the industry developed new programming and embraced new technology to survive and compete effectively with the wide variety of advertising media. Radio accounts for nearly 7% of the total spent on advertising nationally. The Company believes that regulatory changes by the FCC in 1996 regarding multiple station operation are not only changing the ownership structure of the radio broadcasting industry, but are also creating additional applications and opportunities for the Company to introduce new and more efficient technologies. Following a complex market size and share formula, an entity may now own up to eight stations in one market.

     The Company's primary market has been the U.S. radio broadcast industry, which now numbers over 13,000 operating licensees of the FCC. Additionally, the Company has recently placed significant focus on the international market, through increased efforts in sales staff and presence by establishing distributor relationships abroad and increasing its export staff.

     Radio markets are commonly ranked according to data collected on the 12+ age group population located within the various Arbitron metro survey areas. Each radio market is assigned a rank according to the population of the listening area. For example, the "Top 10 Markets" are New York, Los Angeles, Chicago, San Francisco, Philadelphia, Dallas, Detroit, Washington DC, Houston and Boston.

     The following table sets forth the Company's customers according to market share breakdown based on the Arbitron market ranking as of December 31, 1997.


                          Number of               Percentage of
                   --------------------         ----------------
   Radio Market    Stations   PR&E Client       PR&E Clients Per
      Rank                                       Market Rank(1)

      1-50          1875          552                 29.4%

     51-100         1164          181                 15.5%

    101-150          753           89                 11.8%

    151-261         1356           90                  6.6%


(1) Represents the percentage of radio stations in each Market Rank to which the Company has sold and/or continues to sell products. The Company's competitors may also sell products to the same radio stations. The results set forth in the table are based on an informal survey conducted by the Company.

     Each market's radio stations are rated by Arbitron according to their market share or listener audience. The Company has historically targeted those stations in the top 30 markets that have an audience rating share of 1% or greater. By targeting the higher rated stations in the top broadcast markets, the Company was historically able to focus its marketing and product development efforts on the most affluent segment of the industry. The Company has recently expanded its product offerings and marketing efforts to target middle and smaller market stations as well as lower-rated stations in the top markets.

Strategy

MARKETING CHANNEL DEVELOPMENT. Management plans to market the Company's products and services worldwide by increasing domestic and international advertising and promotional activities. The Company recently reorganized its sales force to improve focus in the major markets and establish channels for marketing lower-priced products to less affluent domestic broadcasters. Along with this reorganization, the Company has increased its advertising and promotional activities in an effort to more effectively reach the expanded market target. The Company is also focusing sales and marketing efforts specifically on the nation's large broadcast groups in order to better serve these important corporate clients. Additionally, the Company has increased staff and promotional activities designed to increase international business which, until recently, has remained relatively undeveloped.

PAGE  <5>

HORIZONTAL EXPANSION FOR TOP-MARKET BROADCASTERS. The Company intends to develop a range of new technology products and services for the Company's primary market segment, such as computer controlled air and production consoles and digital audio processing and interfacing devices. The first product in this category is the Integrity TM Digital Broadcast Console, which was introduced during the Audio Engineering Society (AES) trade show in Munich, Germany in 1997 and commercially released during the third quarter of 1997. Company management believes there is a market for high technology products and services in this category, and maintaining dominance in its existing market segment is vital to future success in other markets.

MIDDLE MARKET PRODUCTS AND SERVICES. The Company plans to develop products and services for the broadcasters in somewhat less-affluent markets than those to which the Company has historically sold. The Company's recently expanded direct sales force and select international dealers will sell products for this market segment. The Company has completed the development of the AirWave TM; a low cost on-air broadcast console, which began shipping during March 1997. The Company is also in the final phase of development of a new line of ready-to-assemble studio furniture, QuikBilt TM, which offers high quality styling and craftsmanship at a low price. The Company intends to further expand these new product lines with other low-cost products as well as design and integration services aimed at serving the needs of smaller market broadcasters.

DEVELOPMENT OF OEM AUDIO ENGINE. The Company is developing a high quality, digital audio engine to be marketed as original equipment ("OEM") to manufacturers of computer-based digital audio recording/playback systems. This device, named SoundFire TM, translates sound into data which can be manually or automatically processed by computer. This engine will employ much of the digital signal processing ("DSP") technology being applied to the Company's other digital audio products, and will provide a vehicle for establishing OEM relationships with other manufacturers, which could lead to further product opportunities in the future. Additionally, the audio engine has the potential for varied applications in the high-end multimedia market as an audio server engine.

Products & Services

     The Company's current line of products and services address the technical operating requirements of control rooms and studios in the broadcasting industry. The Company's products and services are divided into three categories: Audio Control Consoles, Manufactured Peripheral Equipment and Systems Products and Services. The Company believes its equipment and services are ranked among the highest in the industry in quality, reliability, ease of use and maintenance, and customer service, among others.

     1. Audio Control Consoles are audio mixing, routing and monitoring systems. The Company manufactures a variety of consoles, covering a wide range of applications designed to meet the needs of major market radio and television broadcasters as well as middle and small market radio broadcasters. Approximately 52% and 50% of sales for fiscal years 1997 and 1996, respectively, was attributable to the console line of business.

     2. Manufactured Peripheral Equipment includes distribution amplifiers, audio switchers, digital audio workstations, studio turrets and control panels. These products are sold both independently and as part of system design and integration. Approximately, 6% and 4% for fiscal years 1997 and 1996, respectively, was attributable to the sales of peripheral equipment.

     3. System Products include design, engineering and fabrication services, which range from providing a single studio to a complete broadcast facility. As part of the system integration business, the Company is a distributor for third-party manufacturers of supporting peripheral equipment. However, the Company is not materially dependent on any third-party manufacturer for which it distributes peripheral equipment. Approximately 37% and 30% for fiscal years 1997 and 1996, respectively, was attributable to this line of business.

Audio Control Consoles

     Audio control consoles are modular products and are configured according to customer specifications. Prices vary according to console features and configuration.

PAGE  <6>

      INTEGRITY TM DIGITAL BROADCAST CONSOLE. The Integrity is the Company's newest console. This console features a unique architecture which provides a high degree of reliability while giving broadcasters a wide range of new features and benefits as a result of its computer control and digital signal processing capabilities. The Integrity is designed for use in major-market and upper medium-market applications and features an integrated computer running the console's operating software and a sleek, intuitive control surface and flat panel display. Integrity's design allows broadcasters to work with any combination of digital and analog peripheral equipment.

      ABX MULTITRACK PRODUCTION CONSOLE. The ABX was designed to provide the industry with an integrated broadcast operations console. The console is equipped with several unique features designed to accommodate a wide range of tasks, including live on-air programming, telephone talk-show and stereo, and multitrack production. The ABX is also the design "master model" for the AMX and BMX Series III consoles listed below. These designs are all compatible to each other in terms of key parts, circuitry, performance and basic features and differ only in the quantity of facilities offered by each model.

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

      STX. The STX is the Company's first audio console designed for television operations. The STX offers several new and unique features for stereo television audio applications plus the traditional quality and reliability of the Company's other console products.

      NEWSMIXER TM. The Newsmixer is the Company's first audio mixing, routing and monitoring system specifically designed for radio news preparation, assembly and production. The Newsmixer offers mixing and control facilities required for a news editor to assemble and produce a news story or "actuality" for broadcast. The operational design is efficient and provides a range of features and capabilities in a compact package.

      STEREOMIXER TM. The Stereomixer is a compact mixer with most of the signal and logic control features of the BMX Series III console. Appearing similar to the Newsmixer, the Stereomixer combines extensive operational capabilities in an efficient and easy to use package.

      RADIOMIXER TM. The Radiomixer console is the Company's first full-featured console targeted at the medium-market radio broadcaster. Radiomixer has the features and performance expected of the Company's consoles including an easy-to-use telephone mix-minus system, at a price point targeted at the budget of medium-market radio broadcasters.

      PRODUCTIONMIXER TM. The Productionmixer console is the stereo/multitrack production console companion to the Radiomixer, and is designed to meet the production needs of medium-market radio stations.

      AIRWAVE TM. The AirWave console was introduced in 1997 to meet the operational and budgetary needs of broadcasters in small to medium domestic and international markets. AirWave contains many of the same features found in the Company's more sophisticated consoles in a very attractive and cost effective package.

PAGE  <7>

Manufactured Peripheral Equipment

      SDA-8A STEREO DISTRIBUTION AMPLIFIER. The SDA-8A offers several features not found in competitive designs such as: input mode switching, input/output metering, very wide input level accommodation and extensive operating headroom. With its features and performance the SDA-8A is designed specifically for high-end applications.

      UTILITY SWITCHERS. The Company manufactures three mechanical switching products that offer the customer a simple method to accommodate the selection and routing of audio signals. The three models are the LS-5, LS-10 and LS-20. These switchers are used to select remote lines for input to a mixing console and cross connect tape machines for transfer recording. All three of these items were originally developed to support a particular custom system requirement and were later developed into products when the market need demonstrated itself.

      ADX DIGITAL WORKSTATION AND MIXSTATION. The ADX is a multitrack digital audio recording and editing workstation with an integrated automated mixing control surface. ADX is designed to help broadcasters improve the speed and efficiency of their in-house production work by replacing manual tape editing with the speed and flexibility of computer-based audio systems.

System Products and Services

      SYSTEMS DESIGN. This service includes consultation with the client to determine and design custom systems to meet particular operational requirements. Recently, broadcasters have begun to reduce the size of in-house technical staff and have increasingly turned to the Company for its wide expertise and design resources. This service is not offered independently, but only as part of a custom system fabrication project.

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

      CABINETRY FABRICATION. The Company has been designing and manufacturing custom studio furniture since 1972. The design and fabrication activity supports both the component level and custom system sales. The Company manufactures both custom designed cabinetry and two standard series, PrimeLine and QuikBilt, listed below.

      PRIMELINE TM CABINETRY. The Company introduced a line of "standard" radio studio cabinetry at the 1990 National Association of Broadcasters ("NAB") show. This line is designed to satisfy many of the application requirements of the mid-market broadcaster who does not need or cannot afford custom designed and fabricated studio furniture. The series is constructed of pre-manufactured panels and components to produce attractive and functional cabinetry. In keeping with the high quality image of the Company, the price savings are achieved through standardization and production technology.

     QUIKBILT TM CABINETRY. The Company is currently finalizing design on a new line of ready-to-assemble studio furniture designed to be shipped inexpensively anywhere in the world and assembled by the client. The reduced shipping costs and the cost benefits of pre-fabricated, standard components, will make the price point for this line of furniture more attractive to smaller market broadcasters.

      WIRING FABRICATION. Audio and logic wiring assembly is part of custom system services and includes the design, documentation and fabrication of patch fields, terminal blocks and system interconnection harnesses. The Company has developed standardized wiring documentation, components and procedures, which are efficient in fabrication and offer system flexibility to the client.

      INSTALLATION SERVICES. The Company offers system installation assistance to broadcasters commissioning large studio systems projects. Coordination and execution of these services are typically sold on a cost-plus basis and are performed by a combination of in-house employees and third-party contractors under the direction of the Company.

PAGE  <8>

Manufacturing

     The Company uses an advanced material resource planning system ("MRP-II") to control inventory and manpower requirements in manufacturing. This system is fully integrated with marketing, accounting, engineering and management to provide information visibility, enabling the Company to forecast and resolve potential parts and/or manpower shortfalls.

ELECTRO-MECHANICAL ASSEMBLY. The Company manufactures its products in-house with a trained assembly staff. New production equipment, tooling and procedures have been installed to support the quality of the products and improve efficiency. One example is the recent installation of several semi-automated pick and place printed circuit assembly machines. These machines have improved both quality and productivity.

STUDIO CABINETRY AND FURNITURE. The Company brought the production of system cabinetry in-house during 1988. This enables the Company to have better control of scheduling and cost compared to exclusive reliance upon independent shops. Outside shops have been, and will continue to be, used for accommodating peak demands and to handle projects for which their capabilities are better suited than those of the Company.

QUALITY ASSURANCE AND TEST OPERATIONS. The Company's quality control procedures include source and incoming inspection, assembly line test and final product test. The Company has invested in Automatic Test Equipment ("ATE") to provide faster, more thorough, and efficient testing at both assembly line and final product levels. All assembly workers are trained in quality control and are accountable for the high quality standards of the Company.

METAL FABRICATION. In August 1993, the Company entered into an agreement to sell various metal fabrication assets used in the Company's production process to an independent third party, Pacific Metal Fabrications, Inc. ("PMF"). In connection with this sale, the Company agreed to allow PMF to bid on all its future metal fabrication products. So long as PMF satisfies certain conditions relating to product quality and delivery, and PMF's bid is not more than 5% higher than other bids, the Company must accept PMF's bid. During 1997 and 1996, the Company purchased approximately $517,000 and $562,000 of metal fabrication products from PMF, respectively. The Company believes that this arrangement with PMF does not materially adversely impact the Company.

     The Company does not rely on subcontractors in the manufacture of its products and services. Some manufacturing processes are outsourced on an as-needed basis when demand exceeds planned capacity. This outsourcing is not material and is not dependent on a particular vendor, as the processes are generic and available from multiple sources. Raw materials used in the manufacture of the Company's products are also available from multiple sources of supply. The Company designs its products so as to not be dependent on the availability and obsolescence of specialty parts or processes.

Marketing & Distribution

     The Company's in-house sales personnel sell the Company's products and services directly to the domestic market. The benefits of direct sales as opposed to selling through distributors are as follows:

      Direct access to the final decision makers and end-users, which can shorten the sales cycle and improve customer relation.

      Accurate sales forecast based on direct customer response enable the Company to minimize inventories and maximize inventory turns.

      Feedback on upgrades and new products.

      Direct management of the customer base to understand product/market environmental changes as they occur.

      Personal support of customers in post-sales and network enhancement (add-on sales) situations.

      Improved factory margins due to the elimination of dealer commissions.

PAGE  <9>

     The majority of the Company's domestic sales force is based at its California facility, and consists of Territorial Sales Representatives and support staff, all of whom report to the Sales Manager and the Vice President Sales & Marketing, and are responsible for the sales of individual products and custom engineered systems. The Customer Service Representatives and the System Design Engineers contribute add-on sales. As part of the growth plan, the Company plans to recruit a number of new domestic and international sales representatives to supplement its expanded sales force.

     Internationally, the Company's products and services are sold through selected distributors and dealers located throughout the world. The Company currently has distributors in Germany, France, Poland, Italy, China, Singapore/Malaysia, Korea, Mexico, Canada, and several South American countries. The Company is continuing to identify, qualify and establish dealer and distributor organizations in other export markets. Management believes that a significant portion of future growth will come from the export markets. The Company has appointed several international sales positions to focus on cultivating the export markets.

     The Company has solicited and been awarded a United States General Services Agency ("GSA") contract, which allows various federal government agencies to purchase products directly from the Company without the usual bidding and vendor qualification processes. GSA sales accounted for less than 1.0% of sales during both 1997 and 1996.

     The Company reaches the domestic market through direct marketing, display advertising in industry trade magazines, display exhibits at the annual National Association of Broadcasters ("NAB") conventions and distribution of the Company's newsletter, Aircheck, which is mailed to approximately 10,000 recipients two to four times per year at no cost to the recipient. The Company also has brochures and other literature available for its products and services. The Company has invested in direct and display advertising, regional trade shows, product clinics (road shows), and special promotions to improve market penetration.

Customer Service & Product Support

     Management believes customer service, including ongoing product support, is a critical aspect of maintaining customer relationships. The Company recognizes that its future sales success depends upon the quality of support provided to existing customers. The Company has therefore established a Customer Service Department that reports directly to the operating management and, has the ability to promptly resolve any technical problem that may arise. As the Company grows and develops more software-based products, the technical support function of the Customer Service Department will be expanded to offer training programs, applications support, and cash flow-generating software maintenance and support agreements. The Company warranties its products for one year. The Company's warranty claim history has been less than one half of a percent (0.50%) per year.

Competition

     The Company is not aware of any single competitor which offers the full range of products in addition to systems design and integration services. The Company however does have competition in each of the product areas within the target market, and a number have carved niches selling economy-grade goods. In the Audio Control Console market, Auditronics, Wheatstone, Arrakis, and Broadcast Electronics compete against the Company. Based on an informal Company survey of the "Top 10 Markets" and the top rated radio stations in those markets, the Company believes that it provides products and/or services to a significant percentage of the high-end market. See "Business-Industry Overview."

     Harris/Allied is a distributor of broadcast products and also provides systems integration services to radio and primarily television broadcasters. Wheatstone introduced a line of studio cabinetry in 1989 and has recently begun promoting studio integration services, but Company management is unclear, at this point, how or if they intend to execute these services. There are a number of individual contract engineers and small consulting companies who provide studio design and integration services to the radio industry.

PAGE <10>

     The Company's products have historically competed on the basis of operating features and quality, not price. To counter-balance the competitions' offerings and expand its market base, the Company has introduced lower priced, high-value products, such as the Radiomixer and more recently, the AirWave low cost air console and QuikBilt ready-to-assemble studio furniture.

     The Company sees a potential competitive threat from a trend of mergers between, and acquisitions of, broadcast equipment companies rather than from any one of the existing specialty manufacturers or general distributors. It is unknown if any of these firms have ambitions in competing with the Company's products or system integration services. To date, the Company is not aware of any erosion of market share as a result of such mergers.

     Technology provides a competitive threat to all companies addressing this market. The advent of digital audio, satellite delivered programming, computerized "operator assist" systems and full automation are all examples of emerging technologies seeking applications in broadcasting. The Company has products in development and is planning new products to address the changing technical needs of this market. There can be no assurance that the Company will successfully develop new products or that if developed that such products will achieve acceptance in the marketplace.

     To respond to increasingly complex products driven by advances in technology, the Company plans to develop its new products so that they can be used by non-technical personnel while containing the most recent technological advances.

Research and Development and Engineering

     During 1997 and 1996 the Company spent approximately
$482,000 and $433,000, respectively, on internally funded research and development and approximately $520,000 and $155,000, respectively, in engineering.

     The main costs associated with research and engineering are expenditures related to licenses, permits and CE (European Conformity) certification for existing products marketed overseas, increased research and development activities and the hiring of additional engineering staff required for the development of the new digital products. The Company has capitalized certain development costs relating to the coding, testing and other expenditures related to new products that will be sold, leased or otherwise marketed, in accordance with the provisions of Statement of Financial Accounting Standards No. 86. See "Business--Research and Development and Engineering," and Notes A and E of Notes to Financial Statements. The amount of research and engineering expenses capitalized for the years ending December 31, 1997 and 1996 were approximately $1,078,000 and $911,000, respectively. The Company has begun to amortize these costs over a sixty-month period, of which $169,000 and $0 were expensed for the year ending December 31, 1997 and 1996, respectively.

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

Regulation

     The U.S. "on-the-air" broadcast industry is regulated by the FCC which establishes the rules and regulations for issues ranging from license qualification and technical standards to attempts at defining "indecent" programming. In 1996 the FCC changed the ownership rules regarding both the total number of broadcast properties which one entity may own, and the number of stations owned in one market. Following a complex market size and share formula, an entity may own up to eight stations in one market. The Company's major customers have been in the lead in prospecting for and acquiring additional stations in their established markets. The "off-air" broadcast industry is not subject to FCC regulation. These include the broadcast networks, independent program producers and syndicators, and commercial production houses. Current legislative proposals in Congress, if enacted, could materially alter the rules as to station ownership and may have other consequences for the radio and television industries. The impact on the Company cannot be determined at this time from the passage of such legislation.

PAGE <11>

Employees

As of December 31, 1997, the Company employed 142 persons on a full-time basis and an additional 3 on a part-time basis. Of the 145 total employees, 89 were engaged in manufacturing and operational support, 25 in engineering and design/drafting and 31 in marketing and administration. The Company's employees are not represented by a union and the Company believes its relations with its employees are excellent.


Business Risks

Risks Associated with the Development of New Products and
Technological Change

     The markets for the Company's products are characterized by rapidly changing technology and new product introductions. Accordingly, the Company believes its future prospects depend on its ability to develop and introduce in a timely fashion new and complementary products that achieve market acceptance based on continuing technological innovations. The Company invests significant time and resources in research and development of new products and system configurations. The Company anticipates diversifying it product line in response to new market opportunities some of which are expected to be created or accelerated by federal government initiatives. There can be no assurance that new products or product enhancements will be successfully developed by the Company or if developed, that they will achieve market acceptance.

Competition

     The Company is not aware of any direct across the board competitors, but does have competition in its individual product categories. The high performance broadcast market is intensely competitive and is characterized by rapid technological advances, evolving industry standards and technological obsolescence. Although the Company believes it is one of the more significant competitors in the audio custom system design and fabrication services market, many of the Company's competitors have greater financial, technical, sales, marketing and other resources than the Company. The Company believes that the principal competitive factors in the market for high end broadcasting equipment and services are offering customers a range of high-end products, custom system design and fabrication services. Although the Company believes that it competes favorably with respect to certain of these factors, there can be no assurance that other present or potential competitors will not develop additional products or alternative technologies which make the Company's products obsolete.

     Furthermore, in order to remain competitive, the Company substantially increased its research and development expenditures in 1997. The Company is currently developing new products incorporating digital technology, new analog technology and Internet products for audio transmission. However, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements or new products that respond effectively to technological advances by others.

Management of Growth

     If the Company is successful in implementing its continued growth strategy, the Company believes it could undergo a period of growth which could place a significant strain on its management, financial and other resources. The Company's ability to manage its growth will require it to continue to improve its operational and financial systems and to motivate and effectively manage its employees. If the Company grows, it will have to implement new financial, budgeting, management information and internal control systems. The success of the Company will depend in the ability of management to effectively implement these changes and to manage the Company's operations over the long term. The Company's success also will depend in large part upon its ability to attract and retain highly skilled technical personnel to provide technological depth and support, to complete and enhance its products and to develop new products. In addition, marketing and sales personnel will be needed. Competition for highly skilled management, technical, marketing and sales personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining key management, technical, marketing and sales personnel, and its failure to do so would materially and adversely affect the Company's business and results of operations.

PAGE <12>

Executive Officers of the Registrant

The following table sets forth the name, age and position of each person who is an executive officer of the Company:


 Name             Age     Position

Jack Williams     56      Chairman of the Board, Chief Executive
                                Officer and President

Michael Dosch     35      Vice President, Chief Operating
                                Officer and Director

Larry Eyler       44      Vice President, Finance, Chief Financial
                           Officer, Corporate Secretary & Director

David Pollard     45      Vice President, Engineering and Director

Randy Jackson     50      Vice President, Manufacturing

Susan Dingethal   44      Vice President, Sales and Marketing


Jack Williams has served as Chief Executive Officer, President and Chairman of the Board of Directors since October 1969. Prior to founding the Company, Mr. Williams was a professional recording engineer and an audio and video systems designer at the University of California, San Diego.

Michael Dosch has been a Director of the Company since
December 1995. Mr. Dosch has served in a number of positions since he joined the Company in July 1984. Mr. Dosch was promoted to General Manager in June of 1992 to oversee the Company's day-to-day operations and was promoted to Vice President, Chief Operating Officer in 1995.

Larry Eyler joined the Company in July of 1992 as the Chief Financial Officer, and was elected a Director in December 1995. Prior to joining the Company, Mr. Eyler was Director of Finance, Real Estate, for The Price Company from October 1987 to July 1989, and Chief Financial Officer for Club Merchandising from July 1989 to July 1992. Mr. Eyler also has experience with Peat, Marwick, Mitchell & Co., CPA's and Dixieline Lumber Company.

David Pollard has been a Director of the Company since May
1996. Mr. Pollard has served as Vice President, Engineering of the Company since December 1995, and as manager of various operating functions since September 1985, including product engineering, systems engineering/manufacturing as well as sales. Mr. Pollard now oversees the technical staff responsible for research & development, product design, and documentation.

Randy Jackson has served as Vice President, Manufacturing of the Company since January 1997, and has served as the Company's Production Manager since March 1993. From 1990 to 1993 Mr. Jackson worked with Solid State Stamping as its material manager. Mr. Jackson has many years of experience in manufacturing systems and materials management.

Susan Dingethal has served as Vice President, Sales and
Marketing of the Company since July 1997.  Prior to this Ms.
Dingethal served as Director of National Sales for Broadcast
Electronics, Inc.. During her many years of experience in management and marketing for radio broadcasting, Ms. Dingethal was employed by The Arbitron Company PK Network Communications Inc. and Nationwide Communications, Inc..

PAGE <13>

ITEM 2.  PROPERTIES

The Company leases two buildings of approximately 40,000 total square feet in Carlsbad, California. The buildings house the Company's corporate offices as well as manufacturing operations and technical cabinet fabrication facilities. PMF, a sheet metal fabrication company and supplier to the Company, sub-leases a portion of one of the buildings. The buildings are approximately eleven years old. The lease terms for the facilities are 10 years: the rental rate is approximately $22,000 per month, net of $8,250 sublease income. The Company subsequent to year end entered into an agreement to lease a build-to-suit property within the same vicinity. This lease will provide a considerable increase in space for the manufacturing and corporate headquarters. The Company expects to occupy the new facility during the fourth quarter of 1998.

ITEM 3.  LEGAL PROCEEDINGS

     As of March 30, 1998, there were no pending legal proceedings involving the Company which, in the opinion of management, after discussion with legal counsel, were of a material nature.

     During January 1998, the Company received a letter regarding a claim for unlawful discharge. The Company has investigated the factual allegations and has found no basis for the claims in the letter. There can be no assurance, however, that the Company will not incur significant expense in defending itself against the claims made in the letter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock and common stock purchase warrants are traded on the American Stock Exchange (the "AMEX") Market under the symbol "PXE;" "PXEW."

     For the periods indicated below, the following table sets forth the high and low sales prices of the Company's common stock and common stock warrants as reported on AMEX, rounded to the nearest tenth of a dollar. These prices do not include retail markups, markdowns or commissions.

                                  Common Stock      Common Stock
                                                  Purchase Warrants

Year ended December 31, 1997      High     Low      High     Low

Jan. 1 - March 31                $2.63    $2.00    $0.44    $0.19
Apr. 1 - June 30                 $3.63    $2.00    $0.50    $0.25
July 1 - Sept. 30                $3.50    $2.69    $0.63    $0.25
Oct. 1 - Dec. 31                 $4.75    $2.63    $0.81    $0.31

Year ended December 31, 1996      High     Low      High     Low

May 29 - June 30                 $4.13    $3.13    $0.63    $0.25
July 1 - Sept. 30                $3.88    $2.38    $0.94    $0.19
Oct. 1 - Dec. 31                 $3.00    $2.00    $0.75    $0.19

     As of March 30, 1998, there were approximately 997,000 shares of common stock and 500,000 redeemable common stock purchase warrants held in account by 45 brokerage houses. The Company believes that there are numerous "beneficial" owners of its Common Stock who hold shares and/or common stock purchase warrants in "street name," of which it is believed that there are more than 400 shareholders to date.

     Prior to May 28, 1996, the Company was being treated as an S Corporation for income tax purposes under Subchapter S of the Internal Revenue Code of 1986, as amended. As a result, the income of the Company was not subject to federal taxation, except for certain built-in gains tax, and was subject to state taxation on income at a reduced rate. See Note H of Notes to Financial Statements. The shareholders are liable for individual federal and state income taxes on their allocated portions of the Company's taxable income. The Company's status as an S Corporation was automatically terminated as a result of the Company's initial public offering. The Company during the year ended December 31, 1997 made a final distribution to its shareholders of certain previously taxed and undistributed S Corporation earnings. For the years ended December 31, 1997 and 1996, the Company distributed approximately $36,000 and $695,000, respectively, to its shareholders.

PAGE <14>

     The Company's present policy is to retain earnings to finance the Company's business. Any future dividends will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion, and any other factors that the Company's Board of Directors deems relevant. The Company has no present intention of paying dividends on its common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The Company derives its operating revenue from worldwide sales of professional audio equipment. Sales outside the U.S. account for a small portion of the Company's total sales. International sales volumes have historically been affected by foreign currency fluctuations relative to the U.S. dollar. The Company prices its products in U.S. dollars worldwide. When weaknesses of local currencies have made the Company's products more expensive, sales to those countries have declined or may have not reached goals placed internally by the Company.

     The Company's gross margins are affected by its international sales. Typically, gross margins from exported products are lower than from those sold in the U.S. due to discounts offered to the Company's international distributors. The Company expects to increase the percentage of sales to its international markets. This trend may have a negative effect on gross margins as sales increase. While the Company has eliminated the commissions it was paying to its international representative, the Company has incurred and will continue to incur additional expenses associated with managing international marketing and sales internally.

     The Company's gross margins are also affected by the purchase of some components abroad. As a result of fluctuations in the value of local currencies relative to the U.S. dollar, some of the Company's foreign component suppliers have increased prices and may further increase prices. The Company currently does not employ any foreign exchange hedging strategies, but may employ such strategies in the future.

     Generally, orders are shipped within a short period of time after receipt. In the case of new product introductions or periods where product demand exceeds production capacity, the Company allocates products based on contractual agreements. Backlog has increased substantially from the prior year and is expected to increase during 1998. Backlog is measured by the total of in-hand firm contracts which are in-process and have not yet invoiced by the reporting date.

     The Company's gross margins have fluctuated from time to time due primarily to inefficiencies related to the introduction and manufacturing of new products and inefficiencies associated with integrating new equipment into the Company's manufacturing processes. Historically, fluctuations have also resulted from increases in overhead, varying prices of components and competitive pressures.

     The Company plans to introduce new products and revisions at a more rapid rate than it has in the past. Some anticipated new products would require the implementation of manufacturing practices with which the Company is not familiar. This could result in lower margins, as the Company becomes more familiar with these new manufacturing procedures. There can be no assurance that the Company will successfully introduce new products.

     Although the Company cannot accurately anticipate the effect of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

     The Company's quarterly operating results vary significantly depending on the timing of new product introductions and enhancements by the Company and its competitors and on the volume and timing of orders, which are difficult to forecast. Customers generally order on an as-needed basis, and the Company normally ships' products within a short period of time after receipt of an order. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. A disproportionate percentage of the Company's quarterly net revenue is typically generated in the last few weeks of the quarter. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenue generated in the last few weeks of a quarter does not meet the Company's forecast, operating results may be materially adversely affected.

PAGE <15>

General Overview

     During 1996 and 1997, the Company achieved several significant milestones. Immediately after completing its initial public offering early in 1996, the Company launched a number of strategic initiatives designed to broaden its product offerings and to expand its market focus. Between May 1996 and December 31, 1997 the Company expanded its domestic and international sales and marketing staff, engaged in new promotional activities, developed and launched new technology products, and implemented infrastructure improvements throughout the Company to support the increased business requirements. The rapid growth in sales from 1996 to 1997 exerted pressure on the Company's management and financial resources, but management believes that the investments made in infrastructure and personnel will position the Company for the foreseeable future.

Results of Operations

     The following table sets forth for the periods indicated, comparatives and percentages which certain items in Selected
Operating Data bear to total revenue.


                                                     Year to Year
                                                  Increase (Decrease)
                         Percentage of Sales        1997      1996
                       Year Ended December 31,    Compared  Compared
                         1997   1996   1995        to 1996   to 1995
                        -----  -----  -----        -----     -----
Net sales               100.0  100.0  100.0         59.7      10.8
Cost of sales            57.1   59.1   59.8         54.2       9.5
                        -----  -----  -----        -----     -----
Gross profit             42.9   40.9   40.2         67.5      12.8

General and administration
 (including depreciation/
 amortization)           17.8   19.7   16.3         43.3      34.5
Selling and marketing    15.0   14.0   11.2         70.6      39.2
Research, development &
 engineering              8.1    7.6    7.8         70.5       8.8
                        -----  -----  -----        -----     -----
Operating (loss) income   2.0   (0.4)   4.9          **        **
Interest, net            (0.2)  (0.0)  (0.9)         **        **
Other expense (income)    0.3    0.7   (0.1)       (50.7)      **
                        -----  -----  -----        -----     -----
Income before income
 taxes                    2.1    0.3    3.9          **      (88.6)
                        -----  -----  -----        -----     -----


** - greater than 100% or immaterial


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Sales increased approximately $4,592,000 or 59.7%, from $7,696,000 in 1996 to $12,288,000 in 1997. The Company experienced a nearly 49% increase in sales of its console products from $5,515,000 in 1996 to $8,194,000 in 1997, as well as an 118% increase in its custom systems and cabinetry business from $1,304,000 in 1996 to $2,844,000 in 1997. These increases are directly attributable to the strong market acceptance of the Integrity digital console and AirWave analog console, both introduced in 1997 and the continued demand for the Company's goods and services created by the consolidation in the radio industry. Additionally, the Company has invested heavily in sales and marketing since going public in May 1996 and believes much of its sales growth is attributable to these expanded marketing efforts. See "Management's Discussion and Analysis-Selling and Marketing Expenses." The Company ended the year with a backlog of nearly $3.5 million.

PAGE <16>

     Cost of sales increased $2,466,000 or 54.2%, from $4,547,000 in 1996 to $7,013,000 in 1997, due largely in part to the increase in revenues. However, cost of sales, as a percentage of revenue, decreased 2.0%, from 59.1% in 1996 to 57.1% in 1997. This margin improvement reflects a shift in product mix, to higher margin products, as well as a reduction in fixed costs, through enhanced inventory procurement and handling, and improved manufacturing processes. The Company believes that as the sales volume increases, the gross margin will increase incrementally as fixed costs inherent in its manufacturing processes are amortized over a broader sales base.

     General and administrative expenses (including depreciation and amortization) increased approximately $657,000 or 43.3%, to $2,176,000 in 1997 from $1,519,000 in 1996. This increase was due to additional personnel, expenditures related to the Company's increased business volume and an increase in depreciation and amortization expenses from $188,000 in 1996 to $413,000 in 1997. The Company amortized approximately $169,000 in capitalized software development costs in 1997 per SFAS 86 compared to none in 1996. See Notes A and E of Notes to Financial Statements for further discussion of the Company's policy of capitalization and amortization of software development costs. General and administrative expenses, as a percentage of sales, decreased 1.9% (from 19.7% to 17.8%), largely due to the increase in revenues for 1997.

     Selling and marketing expenses increased approximately $762,000 or 70.6%, from $1,079,000 in 1996 to $1,841,000 in 1997.
A majority of the increase focused on trade shows and general advertising as the Company introduced new products, increased its internal sales staff and developed new collateral marketing materials. Additionally, the Company hired a vice-president of sales & marketing, and invested in the growth of its international business. The Company believes that its investment in these areas is largely responsible for the sales increase discussed above. Selling and marketing expenses as a percentage of sales increased slightly (14.0% to 15.0%) during 1997.

     Research, development and engineering expenses increased approximately $414,000 or 70.5%, from $587,000 in 1996 to
$1,001,000 in 1997, due primarily to the additions of software and mechanical engineers to support the development and maintenance of the company's new digital and analog products. Additionally, the Company has capitalized certain costs relating to the coding, testing and other expenditures related to new products that will be sold, leased or otherwise marketed in accordance with the provisions of Statement of Financial Accounting Standards No. 86. See "Business--Product Development Status," and Notes A and E of Notes to Financial Statements. Total costs capitalized during the year ended December 31, 1997 amounted to $1,078,000 compared to $911,000 in 1996 and amortization of such costs amounted to $169,000 for the year ended December 31, 1997 compared to none for the year ending December 31, 1996. Research, development and engineering, as a percentage of sales, increased 0.5% from 7.6% in 1996 to 8.1% in 1997.

     Income from operations increased approximately $292,000, from a loss of $36,000 in 1996 to operating income of $256,000 in 1997, primarily due to the increased volume of sales noted above and efficiencies created in the manufacturing processes. For the same reason, operational income as a percentage of sales increased to 2.0% in 1997 compared to a loss of 0.4% in 1996.

     "Interest, net" increased approximately $27,000 or 924.0% from $3,000 in 1996 to $30,000 in 1997. Of the two components from which it is derived, interest expense decreased approximately $3,000 or 3.8%, from $78,000 in 1996 to $75,000 in
1997. Although bank debt increased from $500,000 in 1996 to $1,300,000 in 1997, the Company was able to negotiate more favorable interest rates in 1997 versus 1996, thus reducing overall interest expense. The increase in debt was due to the increased draws on the line of credit for working capital purposes. See Note G to Financial Statements for further discussion of the Company's bank credit facilities.

     The remaining component, interest income decreased approximately $30,000 or 40.1%, from $75,000 in 1996 to $45,000 in 1997. The Company during the year 1997 liquidated a significant portion of the investment account, approximately
$815,000 for 1997. See "Liquidity and Capital Resources" for a discussion on Company financing.

     Net income before taxes increased approximately $230,000 or 730.3%, from $31,000 in 1996 to $261,000 in 1997. As a percentage of sales, net income before income taxes increased 1.72% from 0.41% in 1996 to 2.13% in 1997.

     An income tax benefit of $38,200 was recognized for the year ending December 31, 1997. This income tax benefit was based upon an overall effective benefit rate of (15.0%) applied to temporary timing differences, which consisted of various items of income recognized for tax purposes and not for financial reporting purposes. The income tax provision for the year ending December 31, 1996 of $20,700 was based upon an overall effective rate of 66.0%. This rate was caused by various items of income being recognized for financial reporting purposes and not for tax purposes. The decrease in the overall effective rate from 1996 to 1997 was due to various income tax benefits and credits provided by an increase in financial reporting inventory value, which for tax purposes includes certain additional costs and the reduction of research and development expenditures and credits available for tax purposes. This accounts for a significant amount of the Company's deferred tax asset base and current years income tax benefit.

PAGE <17>

     The effective tax rate for the years ending December 31, 1997 and 1996 differ substantially from the federal statutory rate of 34%, due to differences between accounting rules and tax laws causing differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109. See Note H to Financial Statements for further discussion of the Company's income tax provision and deferred taxes. The Company believes that the effective tax rate will be more reflective of the federal statutory rates for future years as the amount of unrecognized deferred tax assets and liabilities are reduced.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Sales increased $751,000 or 10.8%, from $6,945,000 in 1995 to
$7,696,000 in 1996. The Company believes the sales increase was the result of the continuing wave of consolidation, merger and acquisition activity triggered by the signing of the Telecommunications Bill in February of 1996 allowing entities to own as many as eight radio stations in each market. The relaxation of ownership rules caused a number of the existing, well established, broadcasting companies to aggressively acquire radio stations throughout the United States and has inspired some mergers of large broadcasting companies and several new ventures which has increased purchases and retrofitting of broadcasting equipment.

     Additionally, radio advertising revenues grew, providing the capital broadcasters need to consolidate and upgrade their facilities, which generally translated into increased demand for the Company's goods and services.

     Cost of sales increased nearly $394,000 or 9.5%, from $4,153,000 in 1995 to $4,547,000 in 1996, due to the sales increase, but remained essentially unchanged as a percent of revenues for 1996 compared to 1995. The Company continually evaluated its inventory purchasing and handling policies, as well as its manufacturing processes, to ensure the maintenance of, and improvement to gross margins. Accordingly, gross margin increased by $358,000 or 12.8% from $2,791,000 in 1995 to $3,149,000 in
1996 due primarily to the increase in sales, but increased slightly as a percentage of revenues from 40.2% in 1995 to 40.9% in 1996.

     General and administrative expenses (including depreciation and amortization) increased by $390,000 or 34.5% to $1,519,000 in 1996 from $1,129,000 in 1995. As a percentage of revenue, general and administrative expenses increased by 3.4%, from 16.3% in 1995 to 19.7% in 1996.

     This increase was due, primarily, to additional expenses incurred in connection with the Company's initial public offering completed in May 1996. The Company also incurred increased payroll costs and benefits, professional services, and expenses associated with the donation of radio equipment to a public radio broadcast facility early in 1996. Additionally, the Company's annual depreciation expense increased by $128,000 pursuant to the Company's increase in capital assets purchased during the year ended December 31, 1997.

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

     Research, development and engineering expenses increased
$47,000 or 8.8%, from $540,000 in 1995 to $587,000 in 1996. The primary reasons for the increase were expenditures related to licenses, permits and CE (European Conformity) certification for existing products marketed overseas, increased research and development activities and the hiring of additional engineering staff. The Company capitalized certain development costs relating to the coding, testing and other expenditures related to new products that were to be sold, leased or otherwise marketed, in accordance with the provisions of Statement of Financial
Accounting Standards No. 86. See "Business--Research and Deveopment and Engineering," and Notes A and E of Notes to Financial Statements. The amount of capitalized research and engineering expenses for 1996 was approximately $911,000. Research and engineering, as a percentage of sales, decreased 0.2% from 7.8% in 1995 to 7.6% in 1996.

PAGE <18>

     Income from operations decreased by $383,000 or 110.4% from $347,000 in 1995 to a loss of $36,000 in 1996, primarily due to the increase in sales and marketing expenses and general and administrative expenses since the Company's initial public offering in May of 1996. The Company invested significantly in infrastructure and personnel in the implementation of its growth initiatives as outlined in its initial public offering registration statement. Operating income in the fourth quarter of 1996 was adversely affected by this investment of capital. Operating income, as a percentage of revenue, decreased by 5.3%, from 4.9% in 1995 to (0.4%) in 1996.

     Interest expense increased by $14,000 from $64,000 in 1995 to $78,000 in 1996. The Company earned interest income of $75,000 on its surplus cash compared to zero during 1995. See Notes A and G of Notes to Financial Statements for further discussion of the Company's bank credit facilities and cash investment activities.

     The Company incurred a gain of approximately $16,000 resulting from an upgrade to an enhanced CAD/Engineering software package. The gain has been classified as other income in the financial statements.

     Net income before taxes decreased by $245,000 or 88.6%, from $276,000 in 1995 to $31,000 in 1996, primarily due to the increased expenditures for sales and marketing and general and administrative expenses.

Liquidity and Capital Resources

     The Company's principal capital requirements during 1997 and 1996 were to fund the expansion of its internal sales department, increase advertising and marketing, increase engineering and development of new products and the development and penetration of worldwide markets. The Company has historically satisfied its cash requirements through cash flows from operations and bank borrowings. Under some project contracts, the Company requires deposits upon project acceptance, then invoices the customer based upon the completion of specified conditions and/or milestones. Depending upon the stage of completion and the size of the contract, it may be necessary for the Company, from time to time, to finance a portion of its working capital needs until the realization of income from the milestones has been achieved. Additionally, developing and launching new products exerts additional pressure on the working capital requirements of the Company. The Company through the use of its offering proceeds was able to fulfill these capital requirements during the years ending December 31, 1997 and 1996.

     The Company completed its initial public offering May 28, 1996 and realized net proceeds of approximately $4.1 million after underwriting discounts and offering expenses. As of December 31, 1997 the Company had no cash or cash equivalents and had incurred a overdraft of approximately $145,000.

     The Company's current ratio at December 31, 1997 was 1.4 compared to 2.8 at December 31, 1996. The decrease was attributable, primarily, to the Company's borrowings on its line of credit and an increase in accounts payable. For the same reasons, the Company experienced a decrease in working capital of approximately $1,312,000 from $2,795,000 at December 31, 1996 to $1,483,000 at December 31, 1997.

     The Company's operating activities consumed cash of $542,000 for the year ended December 31,1997, primarily due to an increase in inventory ($1,267,000), an increase in unrealized revenue recognized on the percentage of completion basis ($456,000) and an increase in prepaid expense and other assets ($322,000), primarily a result of capitalized engineering expenses in accordance with Statement of Financial Accounting Standards No.
86. The Company received cash from customer deposits totaling $589,000 in 1997, offsetting the cash uses detailed above.

     Cash used in investing activities for the year ended
December 31, 1997 totaled $955,000. Such investing activities involved purchases of property and equipment necessary to support the manufacturing and testing of the new digital and analog product offerings introduced in 1997. The Company had no significant capital expenditure commitments at December 31, 1997. The
Company intends to finance its 1998 capital expenditures from cash provided by operations and cash reserves.

     Cash provided by financing activities was $887,000 for the year ended December 31, 1997, consisting primarily, of the proceeds from borrowings on the Company's line of credit of $1,519,000, offset by payments toward the line of $719,000, capital leases of $22,000 and shareholder distributions (of previously taxed income from the Subchapter S income years) of $36,000.

     As a result of the above the Company experienced a decrease in cash and cash equivalents from $611,000 as of December 31, 1996 to none for the year ended December 31, 1997.

PAGE <19>

     As of December 31, 1997 the Company had drawn down a significant portion of its revolving line of credit in the amount of $1,300,000. Additionally, the Company was in violation with respect to certain of its loan convenants. The Company's loan convenants as of December 31, 1997 were as follows: a tangible net worth in excess of $3,750,000 as of the end of each fiscal quarter and $4,000,000 as of the end of the fiscal year; a quick ratio of 1.25 to 1.00; a minimum balance of cash and marketable securities of $1,000,000; and total liabilities to tangible net worth of not greater than .60 to 1.00. The Company, as of December 31, 1997, was out of covenant with respect to two of the four covenants. The Company's lending institution agreed to waive, in all respects, the convenant violations, and the Company has renegotiated and modified, subsequent to year end, its credit facility and loan covenants as follows: on March 11, 1998 the Company secured a fully amortizing term loan in the principal amount of $750,000, the proceeds from which will be used to pay down the $1,500,000 revolving line. The term loan is for a duration of 36 months and carries an interest rate of LIBOR plus three percent. The revolving line remains at $1,500,000, with a one year renewal option and interest at LIBOR plus two percent. The convenants have been modified as follows: minimum tangible net worth of $3,500,000; a current ratio of 1.50 to 1.00; cash flow to debt service ratio of 1.50 to 1.00; and total liabilities to tangible net worth not greater than 1.25 to 1.00. The Company expects to remain in compliance with the covenants as proposed for this new debt facility. See Note G of Notes to Financial Statements for further explanation to the loan covenants and credit facility. The above loans are secured by substantially all of the assets of the Company.

     The Company's current ratio at December 31, 1996 was 2.8 compared to 1.5 at December 31, 1995. The increase was attributable, primarily, to the proceeds from the Company's initial public offering less costs incurred completing the offering. For the same reasons, the Company experienced an increase in working capital of approximately $2,093,000 from $702,000 at December 31, 1995 to $2,795,000 at December 31, 1996.

     The Company experienced a net increase in cash of $610,000 during the year ended December 31, 1996 compared to a net decrease of $146,000 for the year ended December 31, 1995. The primary uses of cash in 1995 were for development of new products ($227,000), and an increase in accounts receivable ($133,000). Cash flows from investing activities used $447,000, while financing activities provided $114,000.

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

     The Company during the year ended December 31, 1997 made final distributions to its shareholders of certain previously taxed and undistributed S Corporation earnings. For the years ended
December 31, 1997 and 1996, the Company distributed approximately $36,000 and $695,000, respectively, to its shareholders. The Company made the final distribution during the first quarter of 1997 from cash on hand.

Impact Of Year 2000.

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

     Based on a recent and ongoing assessment, the Company has determined that it will be required to modify or replace portions of its software and software that has been sold to customers so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software or conversions to new software, the Year 2000 Issue will not pose significant operational problems and will not materially affect future financial results.

PAGE <20>

     The Company has initiated communications with its significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues.

     The Company will utilize both internal and external resources to modify, or replace, and test software for Year 2000 compliance. The Company currently anticipates completing the Year
2000 project within one year, but not later than March 31, 1999, which is prior to any anticipated impact on its operating systems.

     The costs of the project, which at the current time are projected to be immaterial, and the date on which the Company believes it will complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those anticipated.

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards must be adopted in 1998 and are not expected to have a significant impact on the Company's disclosures.

PAGE <21>

ITEM 7.  FINANCIAL STATEMENTS AND SELECTED FINANCIAL DATA.

     The financial Statements together with the report thereon of Harlan & Boettger, LLP are included in this report commencing at Page F-1.

               SELECTED FINANCIAL DATA

     The data set forth below is qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The following selected financial data of the Company as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995, are derived from the financial statements of the Company audited by Harlan & Boettger, LLP, independent accountants. This information should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth elsewhere in this report. Balance sheets at December 31, 1997 and 1996 and the related statements of income and cash flow for the three years ended December 31, 1997 and notes thereto appear elsewhere in this report. The pro forma income statement data for the periods shown below is unaudited.

                                       Year Ended December 31
                                   1997         1996         1995
                               -----------  -----------  -----------
Statement of Income Data:
  Net sales                    $12,287,973  $ 7,696,160  $ 6,944,737
  Cost of sales                  7,013,069    4,547,132    4,153,472
  Gross profit                   5,274,904    3,149,028    2,791,265
  General and administrative     1,763,602    1,331,438    1,069,774
  Selling and marketing          1,840,711    1,079,137      775,281
  Research and development         481,694      432,657      397,813
  Engineering                      519,749      154,552      142,092
  Depreciation and amortization    412,828      187,588       59,228
  Total operating expenses       5,018,584    3,185,372    2,444,188
  Income (loss) from operations    256,320      (36,344)     347,077
  Other income (expense), net        4,824       67,796      (70,653)
  Income before income taxes       261,144       31,452      276,424
  Income taxes (benefit)           (38,200)      20,700        7,400
  Net income                       299,344       10,752      269,024
  Net income per share               0.13         0.01
Weighted average common
  shares outstanding             2,305,500    1,888,833


Statement of Income Data: (1)
Pro forma income before income taxes                        $276,424
Pro forma provision for income taxes                         116,000
Pro forma net income                                         160,424
Pro forma net income per share                                 0.12
Weighted average common shares outstanding                 1,305,500


                                             December 31,
                                   1997         1996         1995
Balance Sheet Data:            -----------  -----------  -----------
 Working capital               $ 1,483,139  $ 2,797,384  $   702,196
 Total assets                    8,669,852    6,535,324    3,022,396
 Total long-term debt and
   capital lease obligations        18,968       37,156      370,155
 Total shareholders' equity      5,048,177    4,804,030    1,355,560


(1) Prior to May 28, 1996 the Company was exempt from payment of federal income taxes and paid certain state income taxes at a reduced rate as a result of an S Corporation election made by the Company. Pro forma income statement data reflect the income tax expense that would have been recorded had the Company not been exempt from paying taxes under the S Corporation election. As a result of terminating the Company's S Corporation status upon completion of the initial public offering, the Company was required to record a one-time non-cash credit to earnings as a reduction of income tax expense for additional deferred tax benefit based upon the increase in the effective tax rates from the Company's S Corporation status to C Corporation status. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note H of Notes to Financial Statements. See Note Q of Notes to Financial Statements for weighted average shares outstanding for previous periods.

PAGE <22>

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

     Certain information required by Part III is omitted from this Report, in that the Company will file its Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information relating to the directors of the Company is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on May 21, 1998 (the "Proxy Statement") as set forth under the caption "Election of Directors." Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Registrant." Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

     The information relating to executive compensation is incorporated by reference to the Proxy Statement under the caption "Executive Compensation and Other Matters."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information relating to ownership of equity securities of the Company by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption "General Information--Stock Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption "Certain Transactions."

PAGE <23>

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

a)  The following documents are filed as part of this report:

    1) The following financial statements of the Company are filed as a part of this report.

                                                            Page
    Independent Auditors' Report                            F-1
    Balance Sheets as of December 31, 1997 and 1996         F-2
    Statements of Income for the years ended
         December 31, 1997, 1996 and 1995                   F-3
    Statement of Shareholders' Equity for the years
         ended December 31, 1997, 1996 and 1995             F-4
    Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995                   F-5
    Notes to Financial Statements                           F-6

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    2) Exhibits. The Exhibits listed in the accompanying Exhibit index are filed or incorporated by reference as part of this Report.

b)  Reports on Form 8-K.

    The Company filed no reports on Form 8-K during fiscal 1997.


PAGE <F-1>

     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of PACIFIC RESEARCH & ENGINEERING CORPORATION:

We have audited the accompanying balance sheets of Pacific Research & Engineering Corporation (a California corporation) as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Research & Engineering Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

/S/Harlan & Boettger, LLP
San Diego, California
February 25, 1998, except for
Note U, as to which, the date
is March 11, 1998

PAGE <F-2>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                           BALANCE SHEETS

                                                          December 31,
                                                     1997             1996
                                                  ---------------------------
          ASSETS

CURRENT ASSETS

Cash and cash equivalents                         $     -          $  610,857
Investment in securities (Note O)                    185,251        1,002,715
Accounts receivable, less allowance for doubtful
   accounts of $15,000 for 1997 and 1996             844,048          620,919
Contracts in progress (Note B)                       456,139           75,000
Inventories, net (Note C)                          3,014,183        1,747,388
Deferred taxes (Note H)                              128,000           85,100
Prepaid expenses (Note T)                            402,225          250,943
                                                  ----------       ----------
TOTAL CURRENT ASSETS                               5,029,846        4,392,922
                                                  ----------       ----------
PROPERTY AND EQUIPMENT, net (Note D)               1,352,857          902,251
                                                  ----------       ----------
OTHER ASSETS
Intangibles, net (Note E)                          2,046,773        1,137,730
Other (Note F)                                       240,376          102,421
                                                  ----------       ----------
                                                   2,287,149        1,240,151
                                                  ----------       ----------
     TOTAL ASSETS                                 $8,669,852       $6,535,324
                                                  ==========       ==========


          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Overdraft                                         $  144,701       $     -
Line of credit (Note G)                            1,300,000          500,000
Accounts payable                                     882,155          594,258
Accrued expenses (Note S)                            328,724          195,430
Customer advances                                    860,593          271,710
Capital lease obligations - current
  portion (Note I)                                    30,534           34,140
                                                  ----------       ----------
TOTAL CURRENT LIABILITIES                          3,546,707        1,595,538

DEFERRED TAXES (Note H)                               56,000           98,600

CAPITAL LEASE OBLIGATIONS, net of
  current portion (Note I)                            18,968           37,156
                                                  ----------       ----------
TOTAL LIABILITIES                                  3,621,675        1,731,294
                                                  ----------       ----------

COMMITMENTS AND CONTINGENCIES (Notes I and L)           -                -

SHAREHOLDERS' EQUITY (Note M)
Common stock, no par value, 25,000,000 shares
  authorized; 2,305,500 shares issued and
  outstanding                                      4,126,392        4,160,905
Additional paid-in capital                            50,000           50,000
Retained earnings                                    853,347          590,410
Net unrealized gain on investment in
  securities (Note O)                                 18,438            2,715
                                                  ----------       ----------
 TOTAL SHAREHOLDERS' EQUITY                        5,048,177        4,804,030
                                                  ----------       ----------
                                                  $8,669,852       $6,535,324
                                                  ==========       ==========

  The accompanying notes are an integral part of these financial statements.

PAGE <F-3>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                          STATEMENTS OF INCOME


                                                Year Ended December 31,
                                            1997         1996         1995
                                        -----------  -----------  -----------
NET SALES (Note N)                      $12,287,973  $ 7,696,160  $ 6,944,737

COST OF SALES                             7,013,069    4,547,132    4,153,472
                                        -----------  -----------  -----------
     GROSS PROFIT                         5,274,904    3,149,028    2,791,265
                                        -----------  -----------  -----------
OPERATING EXPENSES
General and administrative                1,763,602    1,331,438    1,069,774
Selling and marketing                     1,840,711    1,079,137      775,281
Research and development                    481,694      432,657      397,813
Engineering                                 519,749      154,552      142,092
Depreciation and amortization               412,828      187,588       59,228
                                        -----------  -----------  -----------
     TOTAL OPERATING EXPENSES             5,018,584    3,185,372    2,444,188
                                        -----------  -----------  -----------
INCOME (LOSS) FROM OPERATIONS               256,320      (36,344)     347,077
                                        -----------  -----------  -----------
OTHER INCOME (EXPENSES)
Interest and dividend income                 44,877       74,933         -
Interest expense                            (74,952)     (77,870)     (64,362)
Gain on sale of assets                         -          16,087          250
Gain on sales of investment in securities    13,878         -            -
Other                                        21,021       54,646       (6,541)
                                        -----------  -----------  -----------
     TOTAL OTHER INCOME (EXPENSES)            4,824       67,796      (70,653)
                                        -----------  -----------  -----------
INCOME BEFORE INCOME TAXES                  261,144       31,452      276,424
Income tax benefit (expense) (Note H)        38,200      (20,700)      (7,400)
                                        -----------  -----------  -----------
     NET INCOME                         $   299,344  $    10,752  $   269,024
                                        ===========  ===========  ===========
BASIC EARNINGS PER SHARE (Note Q)
Net income                              $   299,344  $    10,752  $   269,024
                                        ===========  ===========  ===========
Earnings per average basic common share $     0.13   $     0.01
                                        ===========  ===========
WEIGHTED AVERAGE BASIC SHARES
  OUTSTANDING                             2,305,500    1,888,833
                                        ===========  ===========
FULLY DILUTED EARNINGS PER SHARE
  (Note Q)
Net income                              $   299,344  $    10,752
                                        ===========  ===========
Earnings per average fully diluted
  common share                          $      .13   $      .01
                                        ===========  ===========
WEIGHTED AVERAGE FULLY DILUTED SHARES
  OUTSTANDING                             2,331,769    1,888,833
                                        ===========  ===========

PRO FORMA FOR 1995 (UNAUDITED) (Notes A and H)
Income before income taxes                                        $   276,424
Pro forma income taxes                                               (116,000)
                                                                  -----------
Pro forma net income                                              $   160,424
                                                                  ===========
Earnings per average basic and fully diluted common share         $     0.12
                                                                  ===========
WEIGHTED AVERAGE BASIC AND FULLY DILUTED
  COMMON SHARES OUTSTANDING                                         1,305,500
                                                                  ===========

  The accompanying notes are an integral part of these financial statements.

PAGE <F-4>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                   STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     Additional                     Unrealized
                                              Common Stock             Paid-in        Retained      Gain(Loss)
                                          Shares        Amounts        Capital        Earnings    on Securities      Total
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                         (Note M)
Balance, December 31, 1994               1,305,500     $   81,179           -        $1,049,887     $     -        $1,131,066

Net income                                    -              -              -           269,024           -           269,024

Distributions to shareholders (Note M)        -              -              -           (44,530)          -           (44,530)
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance, December 31, 1995               1,305,500         81,179           -         1,274,381           -         1,355,560

Net proceeds from initial
  public offering                        1,000,000      4,079,726           -              -              -         4,079,726

Proceeds from sale of common
  stock warrants                              -              -            50,000           -              -            50,000

Net income                                    -              -              -            10,752           -            10,752

Distributions to shareholders (Note M)        -              -              -          (694,723)          -          (694,723)

Net unrealized gain on
  investment in securities (Note O)           -              -              -              -             2,715          2,715
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance, December 31, 1996               2,305,500      4,160,905         50,000        590,410          2,715      4,804,030

Adjustments to proceeds from
  initial public offering (Note L)            -           (34,513)          -              -              -           (34,513)

Net income                                    -              -              -           299,344           -           299,344

Distributions to shareholders (Note M)        -              -              -           (36,407)          -           (36,407)

Net unrealized gain on
  investment in securities (Note O)           -              -              -              -            15,723         15,723
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance, December 31, 1997               2,305,500     $4,126,392     $   50,000     $  853,347     $   18,438     $5,048,177
                                        ==========     ==========     ==========     ==========     ==========     ==========

  The accompanying notes are an integral part of these financial statements.

PAGE <F-5>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                        STATEMENTS OF CASH FLOWS


                                                               Year Ended December 31,
                                                           1997         1996         1995
                                                       -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $   299,344  $    10,752  $   269,024
Adjustments to reconcile net income to
  net cash used in operating activities:
     Depreciation and amortization                         412,828      187,588      149,112
     Deferred income taxes                                 (85,500)      23,640         (202)
     Gain on sale of assets                                   -          16,087          250
     Gain on sale of investment in securities               13,878         -            -
     Changes in operating assets and liabilities:
          Accounts receivable                             (223,129)     (46,137)    (132,674)
          Contracts in progress                           (381,139)     (75,000)        -
          Inventories                                   (1,266,795)    (637,952)     (59,943)
          Prepaid expenses and other assets               (321,881)     (28,951)    (190,068)
          Accounts payable                                 287,897       36,033      296,605
          Accrued expenses                                 133,294        9,452       21,802
          Customer advances                                588,883      (57,671)    (166,481)
                                                       -----------  -----------  -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (542,320)    (562,159)     187,425
                                                       -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                  (694,036)    (514,282)    (219,531)
     Purchases of investments                              (30,358)  (1,000,000)        -
     Proceeds from sales of investments in securities      845,107         -            -
     Purchases of software development costs            (1,075,750)    (722,448)    (227,168)
                                                       -----------  -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                     (955,037)  (2,236,730)    (446,699)
                                                       -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Overdraft                                             144,701         -            -
     Net proceeds on line of credit                        800,000      500,000      780,908
     Payments on notes payable                                -        (496,468)    (595,747)
     Payments under capital lease obligations              (21,794)     (29,289)     (27,059)
     Distributions to shareholders                         (36,407)    (694,723)     (44,530)
     Proceeds from initial public offering                    -       4,079,726         -
     Proceeds from common stock warrants                      -          50,000         -
                                                       -----------  -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  886,500    3,409,246      113,572
                                                       -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH                           (610,857)     610,357     (145,702)
                                                       -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               610,857          500      146,202
                                                       -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $      -     $   610,857  $       500
                                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

PAGE <F-6>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS


A.     Organization and Summary of Significant Accounting Policies:

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

       INVESTMENT IN SECURITIES

       The Company maintains excess cash available for operating purposes in a mutual fund of a financial institution. The fund invests exclusively in the State of California tax free municipal bonds. There are no restrictions and the fund shares may be redeemed by the Company at any time without penalty. The Company's marketable securities are categorized as available for sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses are reported as a separate component within the shareholders' equity section of the balance sheet. Realized gains and losses on all marketable securities are determined using the average cost method and are charged or credited to current earnings.

       ACCOUNTS RECEIVABLE

       The Company sells and grants credit to broadcast companies, primarily located throughout the United States, during normal course of business (See Note N). The Company performs ongoing credit evaluations of its customers' financial condition and collateral is generally not required.

PAGE <F-7>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

A.     Organization and Summary of Significant Accounting Policies:
       (continued)

       INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs include material, labor and manufacturing overhead.

       PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets under capital leases are depreciated by the straight-line method over the shorter of the lease term or the useful lives of the assets. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. It is at least reasonably possible that the Company's estimates of lives and recoverability will change.

       INTANGIBLE ASSETS

       Intangible assets consist of capitalized software costs incurred for the development of software after technological feasibility has been established. These expenditures are principally related to new products, and whose costs were capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalized software costs are being amortized on a product-by-product basis using the straight-line method over the remaining estimated economic useful life of the products which as been established as five years. It is at least reasonably possible that the Company's estimate of the useful lives will change.

       CUSTOMER ADVANCES

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

       Revenues from fixed-price and modified fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of actual costs incurred to date to estimated total costs for each contract. This method (costs-to-cost) is used because management considers expended actual costs to be the best available measure of progress on these contracts.

       Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. It is at least reasonably possible that these estimates will change.

       The asset, "contracts in progress," represents revenues recognized in excess of amounts billed.

PAGE <F-8>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

A.     Organization and Summary of Significant Accounting Policies:
       (continued)

       FAIR VALUE

       The Company has cash for which the carrying value approximates fair value due to the short term nature of these instruments. The carrying amount of the line of credit approximates fair value since the interest rate fluctuates with the lending bank's prime rate.

       RECLASSIFICATION

       Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications have no effect on previously reported net income.

       ADVERTISING

       Advertising costs are generally charged to operations in the year incurred and totaled $305,519, $223,591 and $150,889 for the years ended December 31, 1997, 1996 and 1995, respectively.

       RESEARCH AND DEVELOPMENT

       Research and development costs, consisting principally of engineering, design and development costs devoted to creating new products or improving existing products, are expensed as incurred.

       INCOME TAXES

       Income taxes, including pro forma computations, are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred taxes are recognized for temporary differences in the basis of assets and liabilities for financial statement and income tax reporting. A provision has been made for income taxes due on taxable income and for the deferred taxes on the temporary differences. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

       Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

       STOCK OPTION PLAN

       Effective January 1, 1996, the Company adopted a method of accounting for stock-based compensation plans as required by Statement of Financial Accounting Standard No. 123 (FAS No.
       123) "Accounting for Stock-Based Compensation." FAS No. 123 allows for two methods of valuing stock-based compensation. The first method allows for the continuing application of APB No. 25 in measuring stock-based compensation, while complying with the disclosure requirements of FAS No. 123. The second method uses an option pricing model to value stock compensation and record as such within the financial statements. The Company will continue to apply APB No. 25, while complying with FAS No. 123 disclosure requirements (see Note R).

PAGE <F-9>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

A.     Organization and Summary of Significant Accounting Policies:
       (continued)

       EARNINGS PER SHARE

       Earnings per share are provided in accordance with Statement of Financial Accounting Standard No. 128 (FAS No. 128) "Earnings Per Share." Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. As required by FASB No. 128, prior year earnings per share amounts have been restated. Earnings per share for the years ended December 31, 1996 and 1995 did not change as a result of this restatement.

B.     Contracts in Progress:

       The following is a summary of contracts in progress as of December 31, 1997 and 1996:

                                             1997         1996
                                         -----------  -----------

       Costs incurred on uncompleted
         contracts                       $   224,547  $    36,921
       Estimated earnings                    231,592       38,079
                                         -----------  -----------
                                             456,139       75,000
       Less: Billings to date                   -            -
                                         -----------  -----------
                                         $   456,139  $    75,000
                                         ===========  ===========


       Included in the accompanying balance sheets are the following:

       Contracts in progress             $   456,139  $    75,000
                                         ===========  ===========


C.     Inventories:

       Inventories at December 31, 1997 and 1996 are summarized as follows:

                                             1997         1996
                                         -----------  -----------
       Raw materials                     $ 1,666,885   $  969,180
       Work-in-process                       676,630      328,574
       Finished goods                        695,668      474,634
                                         -----------  -----------
                                           3,039,183    1,772,388

       Less reserve for obsolescence         (25,000)     (25,000)
                                         -----------  -----------
       Inventories, net                  $ 3,014,183  $ 1,747,388
                                         ===========  ===========

PAGE <F-10>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

D.     Property and Equipment:

       Property and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                1997         1996
                                            -----------  -----------
       Machinery and equipment              $ 1,520,981  $ 1,185,798
       Furniture and fixtures                   830,189      800,550
       Leasehold improvements                   667,749      638,348
                                            -----------  -----------
                                              3,018,919    2,624,696

       Less accumulated depreciation and
         amortization                        (1,965,875)  (1,722,445)
       Self-constructed assets not placed
         in service                             299,813         -
                                            -----------  -----------
       Property and equipment, net          $ 1,352,857  $   902,251
                                            ===========  ===========

       Depreciation expense was $243,430, $187,588 and $59,228 for the years ended December 31, l997, 1996 and 1995 respectively.

E.     Intangible Assets:

       Intangible assets at December 31, 1997 and 1996 are summarized as follows:

                                                1997         1996
                                            -----------  -----------
       Capitalized software costs           $ 2,216,171  $ 1,137,730
       Less accumulated amortization           (169,398)        -
                                            -----------  -----------
       Intangible assets, net               $ 2,046,773  $ 1,137,730
                                            ===========  ===========

       Amortization of software costs were $169,398, $0, $0, for the years ended December 31, 1997, 1996 and 1995, respectively.

F.     Other Assets:

       Other assets at December 31, 1997 and 1996 are summarized as follows:

                                                1997         1996
                                            -----------  -----------
       Deposits                             $   203,876  $    93,696
       Employee loan                              6,500        8,725
       Architectural design                      30,000         -
                                            -----------  -----------
                                            $   240,376  $   102,421
                                            ===========  ===========
PAGE <F-11>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

G.     Line of Credit:

       The Company has a line of credit facility with a bank which expires in May 1998. The line bears interest at the bank's LIBOR rate plus 2.00%, 8% at December 31, l997. The line of credit provides for maximum borrowings of $1,500,000, and is secured by substantially all assets of the Company. At December 31, 1997, the Company had $200,000 of available credit under the line. This facility contains certain covenants, as defined, for which, as of December 31, 1997 the Company was in violation. Financial covenants and ratios are as follows: minimum tangible net worth of at least $4,000,000, a ratio of total liabilities to tangible net worth of not greater than 0.60 to l.00 and a ratio of current assets to current liabilities of at least 1.50 to
       1.00. Management received a waiver from the financial institution for certain covenant violations as of December 31, 1997. In January 1998, the Company amended the line of credit and extended the maturity date. The above information reflects the amended terms of this facility.

H.     Income Taxes:

       For the tax period ended May 29, 1996 and the year ended December 31, 1995, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company would normally not be subject to federal corporate taxes since the shareholders are liable for individual Federal income taxes on their respective shares of the Company's taxable income.

       The public offering discussed in Note L resulted in the termination of the Company's S Corporation status for federal and state income tax purposes. This resulted in the establishment of a deferred tax asset calculated at normal federal and state income tax rates, causing a one-time non-cash credit to earnings as a reduction of income tax expense equal to the amount of the net change in deferred tax benefit. As of December 31, 1995, the amount of the current deferred tax asset, which would have been recorded had the Company's S Corporation status terminated on that date, was $93,000.

       Deferred taxes are comprised primarily of temporary differences relating to inventory valuation, certain reserves, accruals, and software development costs capitalized for book purposes, but expensed for tax purposes.

       The Company has research and development and manufacturer's credit carryforwards of approximately $19,000 and $41,000, respectively. The credit carryforwards will expire in fifteen (15) years, if not utilized.

       The components of the provision for income taxes are as follows:


                                  1997         1996         1995
                              -----------  -----------  -----------
            Current:
            Federal           $   (46,500) $      -     $      -
            State                    (800)        (800)      (7,602)
                              -----------  -----------  -----------
                                  (47,300)        (800)      (7,602)
                              -----------  -----------  -----------
            Deferred:
            Federal                19,000       17,000         -
            State                  66,500      (36,900)         202
                              -----------  -----------  -----------
                                   85,500      (19,900)         202
                              -----------  -----------  -----------
                              $    38,200  $   (20,700) $    (7,400)
                              ===========  ===========  ===========

PAGE <F-12>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

H.     Income Taxes: (continued)

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

       Pro forma income taxes, assuming the Company was subject to C Corporation income taxes for the entirety of the period, are as follows:

                                                    Pro forma
                                                       1995
                                                   (Unaudited)
                                                    ----------
            Federal                                 $   89,500
            States taxes, net of federal benefits       26,500
                                                    ----------
                                                    $  116,000
                                                    ==========

       The reconciliation of the federal statutory rate for income taxes is as follows:

                                                         Pro forma
                                                           1995
                                         1997     1996  (Unaudited)
                                        ------   ------   ------

       Statutory federal rate             34%      34%      34%
       State taxes, net of federal
         benefits                          6        6        6
       Adjustment for prior year
         deferred taxes calculated
         as an S-corporation               -       32        -
       Benefit of tax adjustments        (55)      (6)       2
                                        ------   ------   ------
                                         (15%)     66%      42%
                                        ======   ======   ======

       The components of deferred tax assets (liabilities) as of December 31, 1997 and 1996 are as follows:

       Deferred tax assets:
                                               1997         1996
                                           -----------  -----------

       Credit carryforwards                $    67,000  $   214,000
       Nondeductible reserves                   32,000       16,400
       Nondeductible accruals                   16,000       11,900
       Inventory                               195,000       56,800
       Valuation allowance                    (115,000)        -
                                           -----------  -----------
       Total deferred tax assets           $   195,000  $   299,100
                                           ===========  ===========


PAGE <F-13>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

H.     Income Taxes: (continued)

       Deferred tax liabilities:
                                               1997         1996
                                           -----------  -----------

       Property and equipment              $   (71,000) $   (36,200)
       Software development costs              (52,000)    (276,400)
                                           -----------  -----------
       Total deferred tax liabilities         (123,000)    (312,600)
                                           -----------  -----------
       Net deferred tax asset (liability)  $    72,000  $   (13,500)
                                           ===========  ===========

       These amounts have been presented in the Company's financial statements as follows:

                                              1997         1996
                                           -----------  -----------
       Deferred tax assets, Current        $   128,000  $    85,100
       Deferred tax liabilities, Noncurrent    (56,000)     (98,600)
                                           -----------  -----------
                                           $    72,000  $   (13,500)
                                           ===========  ===========

       The Company's valuation allowance for the years ended
       December 31, 1997 and 1996 increased $115,000 and $0, respectively. It is at least reasonably possible that the estimated valuation allowance will change.

I.     Commitments and Contingencies:

       OPERATING LEASES

       The Company leases its facilities under a noncancelable operating lease which expires in May 2005. The noncancelable operating lease provides that the Company pays for property taxes, insurance and certain other operating expenses applicable to the leased premises. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $377,077, $383,440 and $221,375, respectively. The Company subleases space in one of the buildings to an unrelated third party and received rent of $99,000, $99,000 and $63,525 for the years ended December 31, 1997, 1996 and 1995, respectively. The sublease agreement will be assigned to the lessor in October 1998, releasing the Company from any future responsibility or liability as set forth in the lease agreement.

       At December 31, 1997, minimum annual rent payable and sublease income under the noncancelable leases are as follows:

                             Rent Payable         Sublease Income
                            ---------------       ---------------
            1998            $       368,573       $        74,250
            1999                    292,559                  -
            2000                    304,261                  -
            2001                    316,433                  -
            2002                    330,156                  -
            Thereafter              821,040                  -
                            ---------------       ---------------
            Total           $     2,433,022       $        74,250
                            ===============       ===============


PAGE <F-14>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

I.     Commitments and Contingencies: (continued)

       The Company has paid a nonrefundable deposit as part of an agreement to enter into a lease for a build-to-suit property. This property will provide a considerable increase in space for the manufacturing and corporate headquarters. The Company expects to occupy the new facility during the fourth quarter of 1998.

       CAPITAL LEASES

       The Company leases equipment under capital leases. The economic substance of the capital lease agreements is that the Company finances the acquisition of equipment, and accordingly, they are recorded as a capital lease obligation and the asset as a component of property and equipment. The following is an analysis of the book value of the leased assets included in property and equipment as of December 31, 1997 and 1996.

                                            1997         1996
                                        -----------  -----------

            Cost                        $   170,274  $   155,297
            Accumulated depreciation       (118,043)     (84,737)
                                        -----------  -----------
                                        $    52,231  $    70,560
                                        ===========  ===========

       The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments as of December 31, 1997 are as follows:

       1998                                              $    34,207
       1999                                                   15,192
       2000                                                    4,623
       2001                                                      771
                                                         -----------
                                                              54,793
       Less amount representing interest                      (5,291)
                                                         -----------
       Present value of net minimum lease payments            49,502

       Less current portion of capital lease obligations     (30,534)
                                                         -----------
                                                         $    18,968
                                                         ===========


PAGE <F-15>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

I.     Commitments and Contingencies: (continued)

       PURCHASE COMMITMENTS

       During August 1993, the Company entered into an agreement to sell certain assets and certain liabilities associated with the Company's former sheet metal fabrication process to an unrelated third party (the "Buyer"). In connection with the sale, the Company agreed to allow the Buyer to bid on all of the Company's future metal fabrication orders, if the Buyer can satisfy certain quality control and delivery schedule requirements. Under this agreement, the Company is obligated to accept the Buyer's bid if the bid does not exceed 8% of other bids through August 1994, and 5% for bids thereafter. The Company purchased approximately $516,862, $562,561, and $454,700 of metal fabrication from the Buyer for the years ended December 31, 1997, 1996 and 1995, respectively.

       OTHER

       The Company is subject to numerous federal, state, and local environmental laws and regulations. Management believes that the Company is in material compliance with such laws and regulations and that potential environmental liabilities, if any, are not material to the financial statements.

J.     Profit Sharing Plan:

       The Company maintains a profit sharing plan (the "Plan") that provides for tax deferred employee benefits under
       Section 401(k) of the Internal Revenue Code. The Plan allows all employees with at least one year employment with the Company to make contributions, 20% of which will be matched by the Company, up to 14% of an employee's salary or the amount allowed by law, as defined. The Company may elect to make an additional discretionary contribution in any Plan year. There were no discretionary Company contributions during the periods ended December 31, 1997, 1996 and 1995. Company contributions vest at a rate of 20% per year, beginning after two years of employment. The Company has made matching contributions to the Plan of approximately $44,232 for the year ended December 31, 1997. The Company pays the administrative costs of the Plan, which approximates $5,000.

K.     Supplemental Cash Flow Information:

       Supplemental disclosures of cash flow information for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                  1997         1996         1995
                              -----------  -----------  -----------
       Cash paid for:
       Interest               $    74,952  $    77,870  $    64,362
       Income taxes           $    16,000  $       800  $    21,000



PAGE <F-16>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

L.     Initial Public Offering:

       Effective May 1996, the Company sold 500,000 equity Units
       (Unit) to the general public. Each Unit sold for $11.00 and consisted of two shares of common stock and one redeemable common stock purchase warrant. The common stock and the warrant were detachable and separately transferrable immediately after the closing of the offering. Each warrant entitles the registered holder to purchase, at any time over a five year period commencing on the date of the Prospectus, one share of common stock at $8.00 per share. Commencing from the date of the Prospectus, the warrants are subject to redemption at $0.10 per warrant on thirty days written notice if the closing bid price of the common stock is in excess of 150% of the then current exercise price of the warrants for a period of ten consecutive trading days. In 1997, the Company determined that proceeds from the initial public offering were overstated by $34,513 due to an increase in Directors & Officers insurance expense directly attributable to the Company's public offering.

M.     Shareholders' Equity:

       S CORPORATION DISTRIBUTIONS

       For the years ended December 31, 1997, 1996 and 1995, the Company distributed $36,407, $694,723, and $44,530, respectively, to its shareholders. Distributions to shareholders were paid on previous years earnings. The Company's status as an S Corporation automatically terminated following the initial public offering (the "S Corporation Termination Date").

       COMMON STOCK

       In December 1995, the Board of Directors and shareholders voted to amend the Company's Articles of Incorporation and By-laws. The effect of the restatement is (i) to change the authorized capital from 1,500 shares of common stock to 25,000,000 shares of common stock, no par value and (ii) to effect a 12,433.33-for-1 stock split of the Company's common stock. In April 1996, the Board of Directors and shareholders voted to effect a .7-for-1 stock split of the Company's stock. Common stock has been retroactively stated for the stock splits.

       WARRANTS

       Warrants outstanding in addition to those discussed in Note L above at December 31, 1997 and 1996 consist of warrants granted to a director/officer of the Company. These warrants provide for the purchase of 100,100 shares of common stock, exercisable at $4.68 per share, which was an amount in excess of the fair market value at the date of grant. At the closing of the Offering, the Company issued to the Underwriter the Representative's Warrant to purchase for investment a maximum of 50,000 Units of the Company, each Unit consisting of two shares of common stock and one warrant, but which may be exercised separately by the Underwriter at an exercise price of 120% of the public offering price of the securities being offered. A summary of warrants outstanding at December 31, 1997 and 1996 is as follows:

                                                1997         1996
                                            -----------  -----------
       Officer/director warrants            $   100,100  $   100,100
       IPO Unit warrants                        500,000      500,000
       Representatives warrants                  50,000       50,000
                                            -----------  -----------
                                            $   650,100  $   650,100
                                            ===========  ===========

       As of December 31, 1997 and 1996, no warrants had been exercised in connection with these issuances.


PAGE <F-17>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)


N.     Segment and Geographic Data:

       The Company is engaged in one line of business, the manufacturing and selling of professional radio studio broadcasting equipment. The Company does not have any employees, capital expenditures or other assets that are permanently located outside of the United States.

       The Company's operations consist primarily of sales of products to both domestic and foreign markets. Information about the sales of the Company by geographical markets is presented below for the years ended December 31, 1997 and 1996. For the year ended December 31, 1995 foreign sales were immaterial to the financial statements and, therefore, are not presented.

                                          1997         1996
                                       -----------  -----------
            Europe                     $   152,976  $   164,218
            Central America                137,554       40,345
            Canada                         136,096       27,693
            Middle East                       -         191,287
            Southeast Asia                  34,635        1,926
            Mexico                          14,916       13,802
            South Africa                    27,785         -
            Caribbean                        6,534         -
            Australia                        2,152         -
            Other foreign countries          4,281         -
                                       -----------  -----------
            Total foreign sales            516,929      439,271

            Total domestic sales        11,771,044    7,256,889
                                       -----------  -----------
                                       $12,287,973  $ 7,696,160
                                       ===========  ===========

O.     Investment in Securities:

       Cost and fair value of securities available for sale at December 31, 1997 are as follows:

                                    Unrealized  Unrealized
                          Cost        Gains       Losses   Fair Value
                       ----------   ---------   ---------  ----------
       Debt Securities $  166,813   $  18,438   $    -     $ 185,251

       Cost and fair value of securities available for sale at December 31, 1996 are as follows:

                                    Unrealized  Unrealized
                          Cost        Gains       Losses   Fair Value
                       ----------   ---------   ---------  ----------
       Debt Securities $1,000,000   $   2,715   $    -     $1,002,715

       The unrealized gain on marketable securities, which is included as a separate component of shareholders' equity in the accompanying balance sheets, increased by $16,353 during 1997.

PAGE <F-18>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

P.     Major Customer:

       For the year ended December 31, 1997 the Company had a major customer, sales to which exceeded 10% of the Company's revenues. Sales to this customer were approximately $1,464,000, or 12% of net sales, for the year ended December 31, 1997. The related accounts receivable balance from this customer as of December 31, 1997, was approximately $78,000.

Q.     Earnings Per Share:

       The following reconciles amounts reported in the financial statements for the years ended December 31, 1997 and 1996, respectively.

                                                       1997                                   1996
                                       ------------------------------------   ------------------------------------
                                         Income       Shares     Per-Share      Income       Shares     Per-Share
                                       ----------   ----------   ----------   ----------   ----------   ----------
       Income available to
         common stockholders
         basic earnings per share      $  299,344    2,305,500   $     .13    $   10,752    1,888,833   $     .01
                                                                 ==========                             ==========
       Effect of dilutive securities
         options                             -          26,269                      -            -
                                       ----------   ----------                ----------   ----------
       Income available to common
         stockholders diluted earnings
         per share                     $  299,344    2,331,769   $     .13     $10,752      1,888,833   $     .01
                                       ==========   ==========   ==========   ==========   ==========   ==========


       During 1997 and 1996, the corporation had 650,100 warrants outstanding, each convertible into one share of common stock. In addition, the Company had outstanding stock options in 1997 and 1996 issued and available to officers and employees of the Company. These warrants and stock options were not included in the computation of diluted earnings per share because the coverage market price of common stock during the respective periods was lower than the exercise prices.

R.     Stock Options:

       The Company has granted stock options pursuant to its Omnibus Stock Plan adopted in 1996, which can be exercised to purchase one share of common stock each at the option price. Options that have been granted and are outstanding generally expire 10 years from the date of grant and become exercisable at the rate of 20% per year based on the number of full years the options are held from the date of grant (with the exception of 760,000 options granted in 1996 to certain key persons which will become vested December 31, 2003 at a price of $5.50 a share). At December 31, 1997, a total of 1,015,000 options were outstanding, of which 57,000 were exercisable. Options granted under the plan in 1997 had exercise prices ranging from $2.25 to $3.00 per share. Stock option transactions are summarized as follows:

PAGE <F-19>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)

R.     Stock Options:  (continued)
                                        Weighted          Average
                                      Stock Options   Price Per Share
                                       -----------      -----------

       Outstanding, December 31, 1995

       Granted                             760,000      $     5.50
       Exercised                              -
       Canceled                               -
                                       -----------
       Outstanding, December 31, 1996      760,000      $     5.50

       Granted                             255,000      $     2.60
       Exercised                              -
       Canceled                               -
                                       -----------
       Outstanding, December 31, 1997    1,015,000      $     4.77
                                       ===========
       Exercisable, December 31, 1996         -
                                       ===========
       Exercisable, December 31, 1997       57,000
                                       ===========


       Had compensation cost for options granted in 1997 and 1996 been determined based on the fair values at the grant dates, as prescribed in FAS 123, the Company's pro forma net income/(loss) and pro forma net income/(loss) per share would have been as follows:

                                           1997             1996
                                       -----------      -----------
       Net income
            As reported                $   299,344      $    10,752
            Pro forma                  $   261,731      $       455

       Net income per share
            As reported                $      .13       $      .01
            Pro forma                  $      .11       $      .00

       The above referenced calculations to estimate the fair value of options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be the vesting period, the expected volatility, which was based on fluctuations of the stock price over a 12 month period and the risk free interest rate, which was estimated using the bond equivalent yield at December 31, 1997.

PAGE <F-20>

               PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                             (Continued)


S.     Accrued Expenses:

       Accrued expenses at December 31, 1997 and 1996 consists of the following:

                                           1997             1996
                                       -----------      -----------
       Accrued payroll                 $   139,123      $   101,860
       Accrued payroll taxes and
         benefits                          103,224           79,915
       Warranty reserve                     40,679             -
       Accrued sales tax                    14,641           13,655
       Property tax                          6,057             -
       Other                                25,000             -
                                       -----------      -----------
                                       $   328,724      $   195,430
                                       ===========      ===========

T.     Prepaid Expenses:

       Prepaid expenses at December 31, 1997 and 1996 consists of the following:

                                           1997             1996
                                       -----------      -----------
       Trade show fees                 $   162,611      $    42,567
       Product brochures                   144,956           97,360
       Technical manuals                    57,198             -
       Insurance                            14,053           32,272
       Trademark registration               12,239             -
       Maintenance contracts                 6,624            5,891
       Property tax                          4,544            3,653
       Income tax                             -              69,200
                                       -----------      -----------
                                       $   402,225      $   250,943
                                       ===========      ===========

U.     Subsequent Event:

       On March 11, 1998, the Company secured a $750,000 note payable bearing interest at the bank's LIBOR plus 3.00%. The note is secured by property and equipment. The note is to be repaid in monthly principal installments of $20,833, plus interest, and is due in full on March 15, 2001.

       The following is a summary of principal maturities of this debt:

             Year ending December 31,
             ------------------------
                      1998                        $  187,500
                      1999                           250,000
                      2000                           250,000
                      2001                            62,500
                                                  ----------
                                                  $  750,000
                                                  ==========

PAGE <F-21>

CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the use of our report included in the Registrant's Form 10-KSB dated February 25, 1998 relating to the financial statements of Pacific Research & Engineering Corporation.

Harlan & Boettger, LLP

San Diego, California
March 30, 1998


CONSENT OF HARLAN & BOETTGER, LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement on Form S-8 pertaining to the 1996 Omnibus Stock Plan of Pacific Research & Engineering Corporation of our report dated February 25, 1998, with respect to the consolidated financial statements and schedule of Pacific Research & Engineering Corporation for the year ended December 31, 1997 included in its annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Harlan & Boettger, LLP

San Diego, California
March 30, 1998


PAGE <25>


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     March 30, 1998

Pacific Research & Engineering Corporation


By:       /S/Jack Williams
          Jack Williams
          President, Chief Executive Officer, Chairman of the Board

PAGE <26>

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                 Title                      Date

/S/ Jack Williams         Director, President,         March 30, 1998
                            Chief Executive
                         Officer, and Chairman
                             of the Board

/S/ Larry Eyler           Director, Secretary,         March 30, 1998
                            Chief Financial
                           Officer, and Vice
                          President of Finance
                          (Principal Financial
                               Officer)

/S/ Michael Dosch           Director, Chief            March 30, 1998
                           Operating Officer,
                           and Vice President

/S/ David Pollard              Director,               March 30, 1998
                            Engineering-Vice
                               President

/S/ John Lane                  Director                March 30, 1998

/S/ Michael Bosworth           Director                March 30, 1998

/S/ John Robbins               Director                March 30, 1998

/S/ Herb McCord                Director                March 30, 1998

PAGE <27>

Exhibit Index


3.1   Articles of Incorporation of the Company (1)
3.2   Bylaws of the Company (1)

4.1   Warrant Agreement (1)
4.2   Warrant Certificate (1)
4.3   Stock Certificate (1)
4.4   Unit Certificate (1)

10.1  Lease Agreement dated May 9, 1995 (1)
10.2 Sublease Agreement dated May 9, 1995 by and between the Registrant and Pacific Metal Fabricators (1)
10.3 Employment Contract by and between the Registrant and Jack Williams (1)(3)
10.4 Employment Contract by and between the Registrant and Michael Dosch (1)(3)
10.5 Employment Contract by and between the Registrant and Larry Eyler (1)(3)
10.6 Employment Contract by and between the Registrant and David Pollard (1)(3)
10.7  1996 Omnibus Stock Plan and form of Stock Option
      Agreement thereunder (1)(3)
10.8 Asset Purchase Agreement between the Registrant and Pacific Metal Fabricators, Inc. (1)
10.9 Employment Contract by and between the Registrant and Susan Dingethal (2)(3)

23.1  Consent of Harlan & Boettger, LLP, Independent Auditors
23.2  Consent of Harlan & Boettger, LLP, Independent Auditors

27.1  Financial Data Schedule.

(1) Previously filed as an exhibit to the Company's Form SB-2, file no. 333-858-LA, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Form 10-QSB, September 30, 1997, and incorporated herein by reference.
(3)  Executive Compensation Plans and Agreements.