Form 10-Q
period 1998-03-31
PACIFIC RESEARCH & ENGINEERING CORP
filed 1998-05-15
CIK 1007583

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the transition period from ___________ to __________

                        Commission File Number: 001-11773

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                California                                95-2638420
                ----------                                ----------
        (State or other jurisdiction                    (IRS Employer
      of incorporation or organization)               identification No.)


                 2070 Las Palmas Drive, Carlsbad, California, 92009
                 --------------------------------------------------
               (Address of principal executive offices and zip code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,305,500 shares of Common Stock, No Par Value as of April 30, 1998


<Page  2>
                    Pacific Research & Engineering Corporation
                                   Form 10-QSB
                                Table of Contents


Part I:   Financial Information                                           Page
                                                                          ----

          Item 1:   Financial Statements

                    Condensed Balance Sheets as of December 31, 1997
                       and March 31, 1998 (unaudited)                       3
                    Condensed Statements of Income for the Three Months
                       Ended March 31, 1998 and 1997 (unaudited)            4
                    Condensed Statements of Cash Flows for the Three
                       Months Ended March 31, 1998 and 1997 (unaudited)     5
                    Notes to Condensed Financial Statements (unaudited)     6

          Item 2:   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 13

Part II:  Other Information

          Item 1:   Legal Proceedings                                      20

          Item 2:   Changes in Securities                                  20

          Item 3:   Defaults Upon Senior Securities                        20

          Item 4:   Submissions of Matters to a Vote of Security Holders   20

          Item 5:   Other Information                                      20

          Item 6:   Exhibits and Reports on Form 8-K                       20

<Page  3>
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                              CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

ASSETS
                                             March 31, 1998   December 31,1997
                                              -----------       -----------
                                              (unaudited)
CURRENT ASSETS
Cash and cash equivalents                     $       500       $      -
Investments in securities                            -              185,251
Accounts receivable, net                        1,543,936           844,048
Contracts in progress                             410,525           456,139
Inventories, net                                3,182,411         3,014,183
Deferred taxes                                    127,350           128,000
Prepaid expenses                                  344,216           402,225
                                              -----------       -----------
TOTAL CURRENT ASSETS                            5,608,938         5,029,846

PROPERTY AND EQUIPMENT, net                     1,395,608         1,352,857
INTANGIBLES, net                                2,194,823         2,046,773
OTHER ASSETS                                      372,263           240,376
                                              -----------       -----------
                                              $ 9,571,632       $ 8,669,852
                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft                                     $   116,043       $   144,701
Accounts payable                                1,254,183           882,155
Accrued expenses                                  435,719           328,724
Customer advances                                 780,083           860,593
Line of credit                                    890,000         1,300,000
Note payable-current portion                      219,045              -
Capital lease obligations - current portion        20,501            30,534
                                              -----------       -----------
TOTAL CURRENT LIABILITIES                       3,715,574         3,546,707

DEFERRED TAX LIABILITY                             50,000            56,000
LONG TERM DEBT, net of current portion            520,833              -
CAPITAL LEASE OBLIGATIONS,
   net of current portion                          19,295            18,968
                                              -----------       -----------
TOTAL LIABILITIES                               4,305,702         3,621,675

SHAREHOLDERS' EQUITY
Common stock, no par value,
   25,000,000 shares authorized;
   2,305,500 shares issued and outstanding      4,126,392         4,126,392
Additional paid-in capital                         50,000            50,000
Net unrealized gain on investment
   in securities                                     -               18,438
Retained earnings                               1,089,538           853,347
                                              -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                      5,265,930         5,048,177
                                              -----------       -----------
                                              $ 9,571,632       $ 8,669,852
                                              ===========       ===========


  The accompanying notes are integral part of these financial statements.

<Page  4>

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                       CONDENSED STATEMENTS OF INCOME FOR
                 THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                       1998           1997
                                                   ------------   ------------
                                                    (unaudited)
NET SALES                                          $  4,398,306   $  2,291,204

COST OF SALES                                         2,731,661      1,295,938
                                                   ------------   ------------
Gross profit                                          1,666,645        995,266

OPERATING EXPENSES
General and administrative                              392,037        395,065
Selling and marketing                                   582,121        363,565
Research, development and engineering                   280,588        182,420
Depreciation and amortization                           119,406         59,389
                                                   ------------   ------------
TOTAL OPERATING EXPENSES                              1,374,152      1,000,439
                                                   ------------   ------------
INCOME (LOSS ) FROM OPERATIONS                          292,493         (5,173)

OTHER INCOME (EXPENSES)
Interest, net                                           (29,175)        (6,971)
Gain on sale of assets                                   16,362           -
Other                                                    21,911           (835)
                                                   ------------   ------------
TOTAL OTHER INCOME (EXPENSE)                              9,098         (7,806)
                                                   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                       301,591        (12,979)

Income tax expense                                       65,400            800
                                                   ------------   ------------
NET INCOME                                         $    236,191   $    (13,779)
                                                   ============   ============
Earnings per average common share                  $      0.10    $     (0.01)

Fully diluted earnings per average common share    $      0.10    $     (0.01)
                                                   ------------   ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   (Exhibit 11.1-EPS)                                 2,343,818      2,305,500
                                                   ============   ============


  The accompanying notes are integral part of these financial statements.

<Page  5>

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                       1998           1997
                                                   ------------   ------------
                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $    236,191   $    (13,779)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
Depreciation and amortization                           119,406         59,389
Gain on sale of investment in securities                (16,362)          -
Changes in operating assets and liabilities:
Accounts receivable                                    (699,888)       (94,171)
Inventories                                            (168,228)      (524,793)
Prepaid expenses and other assets                       (73,878)        (1,654)
Contracts in progress                                    45,614        (75,000)
Accounts payable                                        372,028        440,094
Deferred income taxes                                    (5,350)          -
Accrued expenses                                        106,995         59,542
Customer advances                                       (80,510)       365,711
                                                   ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (163,982)       215,339

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                    (109,657)      (181,752)
Purchases of software development costs                (200,550)      (324,193)
Due (to) from officers                                     -            (1,047)
Proceeds from sales of investments                      183,175           -
                                                   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                  (127,032)      (506,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) notes payable and
   lines of credit                                      329,878        (75,000)
Overdraft                                               (28,658)          -
Payments under capital lease obligations                 (9,706)        (8,174)
Deferred offering costs, netted against
   offering proceeds                                       -           (34,513)
                                                   ------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     291,514       (117,687)

NET INCREASE (DECREASE) IN CASH                             500       (409,340)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             -           610,857
                                                   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $        500   $    201,517
                                                   ============   ============

  The accompanying notes are integral part of these financial statements

<Page  6>

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


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

     BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the operating results for the year ended
     December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year December 31, 1997.

     RECLASSIFICATIONS

     Certain March 31, 1997 balances have been reclassified to conform to the March 31, 1998 condensed financial statement presentation.

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

<Page  7>

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

<Page  8>

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

2.   Inventories

     Inventories at March 31, 1998 and at December 31, 1997 are summarized as follows:

                                        March 31, 1998     December 31, 1997
                                     -------------------   -----------------
                                         (unaudited)

     Raw materials                     $     1,418,325       $   1,666,885
     Work-in-process                           873,453             676,630
     Finished goods                            915,636             695,668
                                       ---------------       -------------
                                             3,207,411           3,039,183
     Less reserve for obsolescence             (25,000)            (25,000)
                                       ---------------       -------------
     Inventories, net                  $     3,182,411       $   3,014,183
                                       ===============       =============

3.   Property, Equipment and Intangibles

     Property and equipment at March 31, 1998 and December 31, 1997 are summarized as follows:

                                        March 31, 1998     December 31, 1997
                                     -------------------   -----------------
                                         (unaudited)
     Machinery and equipment           $     1,619,959       $   1,520,981
     Furniture and fixtures                    830,189             830,189
     Leasehold improvements                    667,749             667,749
                                     -------------------   -----------------
                                             3,117,897           3,018,919
     Less accumulated depreciation
        and amortization                    (2,032,782)         (1,965,875)
     Self-constructed assets not
        placed in service                      310,493             299,813
                                     -------------------   -----------------
     Property and equipment, net       $     1,395,608       $   1,352,857
                                     ===================   =================

     Intangible assets at March 31, 1998 and December 31, 1997 are summarized as follows
                                        March 31, 1998     December 31, 1997
                                     -------------------   -----------------
                                         (unaudited)
     Capitalized software costs        $     2,415,030       $   2,216,171
     Less accumulated amortization            (220,207)           (169,398)
                                     -------------------   -----------------
     Intangible assets, net            $     2,194,823       $   2,046,773
                                     ===================   =================


<Page  9>

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

4.   Other Assets

     Other assets at March 31, 1998 and at December 31, 1997 are summarized as follows:

                                        March 31, 1998     December 31, 1997
                                     -------------------   -----------------
                                         (unaudited)
     Deposits                          $       364,449       $     203,876
     Other                                        -                 30,000
     Employee loan                               7,814               6,500
                                     -------------------   -----------------
                                       $       372,263       $     240,376
                                     ===================   =================

5.   Income Taxes

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

     STOCK OPTION PLAN

     A total of 1,400,000 shares of the Company's Common Stock has been reserved for issuance under the Company's Amended 1996 Omnibus Stock Plan (the "Stock Plan"), which expires by its own terms in 2006.

     The Stock Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to employees, officer, directors and consultants of the Company. Incentive stock options may be granted only to employees. The Stock Plan is administered by the Board of Directors or a committee appointed by the Board, which determines the terms of all grants, including the exercise price, the number of shares subject to grants, and the exercise and vesting schedules.

     As of March 31, 1998 (unaudited), the following grants had been made under the Stock Plan:

     * The Company prior to December 31, 1997 granted approximately 1,015,000 stock options with exercise prices ranging from $2.25 to $5.50 per share.


<Page 10>

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

6.   Profit Sharing and Stock Option Plan (continued)

     * To Mr. Herbert McCord a member of the Company's Board of Directors, a ten-year option to purchase 5,000 shares of Common Stock, exercisable at $5.50 per share. Additionally, Mr. McCord will receive an option to purchase 2,500 shares of common stock at the then-market price at the date of the grant on the first three anniversaries of his election as a director. Each grant is conditioned upon the person being a director at the time of the grant and must be exercised within ten years from the date of grant.

     * On January 15, 1998 the Company granted options to purchase 53,500 shares of common stock to its employees pursuant to the Stock Plan. The options vest for each employee at a rate of 20% per year with full vesting by year five, and expire 10 years from the date of grant. The option price was set at $3.75 per share under this plan.

         Options outstanding as of January 1, 1998                1,015,000
         Granted                                                     58,500
         Exercised                                                     -
         Canceled                                                      -
         Options outstanding as of March 31, 1998                 1,073,500
         Option price range for options granted
            during the period                                $3.75 to $5.50
         Options exercisable as of March 31, 1998                   117,200
         Options available for grant as of March 31, 1998           326,500

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which becomes effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company currently accounts for stock-based compensation under APB 25 and will continue to account for stock-based compensation under this method.

7.   Supplemental Cash Flow Information

     Supplemental disclosures of cash flow information for the three-month period ended March 31, 1998 and 1997 are summarized as follows:

                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                       1998           1997
                                                   ------------   ------------
                                                    (unaudited)

     Cash paid for interest and income taxes:
          Interest                                 $     29,777   $     36,276
          Income taxes                             $     40,000   $        800


<Page 11>

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

8.   Shareholders' Equity

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

     Warrants outstanding in addition to those discussed above as of December 31, 1997 and March 31, 1998 (unaudited) consists of warrants granted to a former director of the Company. These warrants provide for the purchase of 100,100 shares of common stock, exercisable at $4.68 per share, which was an amount in excess of the fair market value at the date of grant. At the closing of the Offering, the Company issued to the Underwriter a warrant (the Representative's Warrant) to purchase for investment a maximum of 50,000 Units of the Company, each Unit consisting of two shares of common stock and one warrant, but which may be exercised separately by the Underwriter at an exercise price of $17.05 per Unit.

     As of December 31, 1997 and March 31, 1998 (unaudited), no warrants had been exercised in connection with these issuances.

9.   Earnings Per Share

     Certain options granted and outstanding as of March 31, 1998 (unaudited) were dilutive for purposes of calculating primary and fully diluted earnings per share and therefore are included in the earnings per share calculations. However, warrants granted and outstanding are anti-dilutive for purposes of calculating primary and fully diluted earnings per share, due to exercise prices of the warrants in excess of current market price. For the three month period ended March 31, 1997 the calculation for earnings per share was based solely on the weighted number of shares outstanding, since both options and warrants granted and outstanding were immaterial and the length of grant was immaterial during these periods. Refer to Note 6 as to the amount of options granted and their exercise price and Exhibit 11.1 for calculation of primary and fully diluted earnings per share.


<Page 12>

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

10.  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


<Page 13>


                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FORWARD-LOOKING INFORMATION - GENERAL

     THIS REPORT ON FORM 10-QSB CONTAINS A NUMBER OF FORWARD-LOOKING STATEMENTS, WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE INCLUDING STATEMENTS REGARDING THE COMPANY'S STRATEGY, PRODUCTS UNDER DEVELOPMENT AND PLANS FOR EXPANSION. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "PLANS," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS, TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

     ADDITIONALLY, THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS THAT MAY PROVE TO BE ERRONEOUS AND ARE SUBJECT TO CERTAIN RISKS, INCLUDING BUT NOT LIMITED TO, THE COMPANY'S ABILITY TO INTRODUCE NEW PRODUCTS, THE CONCENTRATION OF THE COMPANY'S CURRENT PRODUCTS IN A RELATIVELY NARROW SEGMENT OF THE PROFESSIONAL AUDIO MARKET, TECHNOLOGICAL CHANGE AND INCREASED COMPETITION IN THE INDUSTRY. THE COMPANY'S ABILITY TO MANAGE ITS RAPID GROWTH, ITS LIMITED PROTECTION OF TECHNOLOGY AND TRADEMARKS, THE COMPANY'S DEPENDENCE ON LIMITED SUPPLIERS, REPRESENTATIVES, DISTRIBUTORS, AND ITS DEPENDENCE ON CERTAIN KEY PERSONNEL WITHIN THE COMPANY. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER, POSSIBLY MATERIALLY, FROM THE PREDICTIONS CONTAINED HEREIN.

Overview

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

Strategy

MARKETING CHANNEL DEVELOPMENT. Management plans to market the Company's products and services worldwide by increasing domestic and international advertising and promotional activities. The Company recently reorganized its sales force to improve focus in the major markets and establish channels to better market its products to more economic segments within geographic targets. Along with this reorganization, the Company has increased its advertising and promotional activities in an effort to more effectively reach the expanded market target. The Company is also focusing sales and marketing efforts specifically on the nation's large broadcast groups to better serve these important corporate clients. Additionally, the Company has increased staff and promotional activities designed to increase international business, which, until recently, has remained relatively undeveloped.

HORIZONTAL EXPANSION FOR TOP-MARKET BROADCASTERS. The Company intends to develop a range of new technology products and services for the Company's primary market segment, such as computer controlled air and production consoles and digital audio processing and interfacing devices. The first product in this category is the Integrity TM Digital Broadcast Console, which was introduced during the Audio Engineering Society (AES) trade-show in Munich, Germany in 1997 and commercially released during the third quarter of 1997. Company management believes there is a market for high technology products and services in this category, and maintaining dominance in its existing market segment is vital to future success in other markets.


<Page 14>


                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (CONTINUED)


MIDDLE MARKET PRODUCTS AND SERVICES. The Company plans to develop products and services to better meet the demands of broadcasters within economic markets, which the Company has not historically targeted. The Company's recently expanded direct sales force and select international dealers will sell products for this market segment. The Company has completed the development of the AirWave TM; a low cost on-air broadcast console which began shipping during March 1997. The Company is also in the final phase of development of a new line of ready-to-assemble studio furniture, QuikBilt TM, which offers high quality styling and craftsmanship at a low price. The Company intends to further expand these new product lines with other low-cost products as well as design and integration services aimed at serving the needs of smaller market broadcasters.

DEVELOPMENT OF OEM AUDIO ENGINE. The Company is developing a high quality, digital audio engine to be marketed as original equipment (''OEM'') to manufacturers of computer-based digital audio recording/playback systems. This device, named SoundFire TM, translates sound into data which can be manually or automatically processed by computer. This engine will employ much of the digital signal processing (''DSP'') technology being applied to the Company's other digital audio products, and will provide a vehicle for establishing OEM relationships with other manufacturers, which could lead to further product opportunities in the future. Additionally, the audio engine has the potential for varied applications in the high-end multimedia market as an audio server engine.

Products & Services

The Company's current line of products and services address the technical operating requirements of control rooms and studios in the broadcasting industry. The Company's products and services are divided into three categories:
Audio Control Consoles, Manufactured Peripheral Equipment and Systems Products and Services. The Company believes its equipment and services are ranked among the highest in the industry in quality, reliability, ease of use, maintenance, and customer service, among others.

1. Audio Control Consoles are audio mixing, routing and monitoring systems. The Company manufactures a variety of consoles, covering a wide range of applications designed to meet the needs of major market radio and television broadcasters as well as middle and small market radio and television broadcasters.

2. Manufactured Peripheral Equipment includes distribution amplifiers, audio switchers, digital audio workstations, studio turrets and control panels. These products are sold both independently and as part of system design and integration.

3. System Products and Services include design, engineering and fabrication services, which range from providing a single studio to a complete broadcasting facility. As part of the system integration business, the Company is a distributor for third-party manufacturers of supporting peripheral equipment. However, the Company is not materially dependent on any third-party manufacturer for which it distributes peripheral equipment.


<Page 15>


                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (CONTINUED)


Results of Operations

The following table sets forth the percentage of revenue represented by certain items in the Company's Condensed Statements of Operations for the periods indicated:

                                      Three Months Ended March 31,
                                      ---------------------------     Percent
                                          1998           1997       Inc.(Decr.)
                                      ------------   ------------   -----------
                                       (unaudited)

Net sales                                100.0%         100.0%         91.9%
Cost of sales                             62.1%          56.5%          N/A
                                      ------------   ------------   -----------
Gross profit                              37.9%          43.5%         67.5%

Expenses:
General and administrative                 8.9%          17.3%         (0.7%)
Selling and marketing                     13.2%          15.9%         60.1%
Research and engineering                   6.4%           7.9%         53.8%
Depreciation and amortization              2.7%           2.6%          N/A
                                      ------------   ------------   -----------
Total operating expenses                  31.2%          43.7%         37.4%

Income loss from operations                6.7%          (0.2%)         N/A
                                      ------------   ------------   -----------
Other incomes (expenses):
Interest income (expense)                 (0.7%)         (0.2%)         N/A
Gain on sale of asset                      0.4%           0.0%          N/A
Other                                      0.5%           0.0%          N/A
                                      ------------   ------------   -----------
Total other income (expense)               0.2%          (0.2%)         N/A

Income before income taxes                 6.9%          (0.4%)         N/A
Provision for income taxes                 1.5%           0.1%          N/A
                                      ------------   ------------   -----------
Net Income                                 5.4%          (0.5%)         N/A


                  N/A = NOT MEANINGFUL OR IN EXCESS OF 100%.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

Sales increased $2,107,000 or 91.9%, from $2,291,000 for the three months ended March 31, 1997 to $4,398,000 for the three months ended March 31, 1998. The Company believes the sales increase to be the result of the continuing wave of consolidation, merger and acquisition activity triggered by the signing of the Telecommunications Bill in February of 1996 and the Company's expanding efforts in capturing a larger percentage of the market. The Company's increased sales and marketing efforts have had, and may continue to have a positive impact on future sales and bookings. The Company believes that radio will remain a strong and cost effective alternative to television and print media competing for advertising dollars. The continued advertising revenue growth provides broadcasters with the necessary capital to accomplish their consolidation goals and upgrade their facilities. There can be no assurance, however, that the Company's revenues will continue to increase or will be maintained at current levels.

Cost of sales increased $1,436,000 or 110.8% from $1,296,000 to $2,732,000 due to the sales increase, and increased as a percentage of revenues from 56.5% to 62.1% for the three months ended March 31, 1998 compared to the same period in 1997. The increase in margin as a percentage of revenues is a result of the sales mix experienced in the first quarter ended March 31, 1998, consisting of larger than usual sales of lower margin distributor products and cabinetry associated with large systems contracts.

Accordingly, gross margin increased $672,000 (from $995,000 to $1,667,000) or 67.5% primarily due to the increase in sales, and decreased as a percent of revenue from 43.5% to 37.9% for the three months ended March 31, 1997 compared to the three months ended March 31, 1998.


<Page 16>


                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (CONTINUED)


General and administrative expenses decreased approximately $3,000 or (0.7)% for the comparable periods ($392,000 in 1998, compared to $395,000 in 1997). The slight decrease is primarily due to the Company's maintenance of its administrative functions and expenses. As a percentage of revenue, general and administrative expenses decreased 8.4%, from 17.3% in 1997 to 8.9% in 1998.

Selling and marketing expenses increased $218,000 or 59.9% from $364,000 in 1997 to $582,000 in 1998, primarily due to the addition of sales executives, as well as other sales professionals. The Company intends to take advantage of the growing radio market generated by the Telecommunication Bill (see management's discussion and analysis of sales, above) and will continue to invest in this area to maximize its market penetration. The Company has increased its trade-show attendance, expenditures related to advertising and brochures, expenditures relative to travel for the interviewing and the hiring of distributors for the overseas market and business, and the use of commission based incentives for its sales executives. Selling and marketing expenses as a percentage of revenue decreased 2.7% from 15.9% in 1997 to 13.2% during the three months ended March 31, 1998.

Research and engineering expenses increased $99,000 or 53.8% from $182,000 for the three months ended March 31, 1997 to $281,000 for the three months ended March 31, 1998. The primary reason for the increase for the three months ended March 31, 1998 is that the Company decreased capitalization of certain development costs related to new products. The Company intends to sell, lease or otherwise market these new products in accordance with the provisions of SFAS 86. The Company currently expenses these costs. Research and engineering expenses increased as a percentage of revenue, from 8.9% for the three months ended March 31, 1997 to 6.4% for the three months ended March 31, 1998. This was primarily due to the development of new products, and the expensing of costs for research and development efforts.

Capitalized research and engineering costs, pursuant to SFAS 86, for the three months ended March 31, 1998 are approximately $199,000. The Company capitalized such costs in the amount of $315,000 for the comparable period in 1997. The Company has incurred and will continue to incur additional research and engineering payroll expenses as it recruits and hires the engineering staff necessary to develop and launch new products. The Company will continue to invest in state-of-the-art computer equipment and CAD products to enable its engineering team to manage product development as radio migrates from analog to digital.

Income from operations increased $297,000, from a loss of $5,000 for the three months ended March 31, 1997 to $292,000 for the three months ended March 31, 1998 reflecting the 67.5% increase in gross margin offset by the 37.4% increase in operating expenses for the comparable periods. Operating income, as a percentage of revenue, increased 6.9%, from (0.2)% for the three months ended March 31, 1997, to 6.7% for the three months ended March 31, 1998.

Net interest expense increased $22,000 from the comparable period, reflecting an increase in borrowings on the line of credit and the establishment of long term debt. The Company has liquidated its entire investment portfolio as of March 31, 1998 and recognized a gain of approximately $16,000 for the three months ended March 31, 1998.

The combined results, as discussed above, yielded net income before taxes of $302,000 for the three months ended March 31, 1998 compared to a net loss before taxes of approximately $13,000 for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements through cash flows from operations and bank borrowings. Under the terms of some project contracts, the Company requires deposits upon project acceptance, then invoices the customer based upon the completion of specified conditions and/or milestones. Depending upon the stage of completion and the size of the contract, it may be necessary for the Company, from time to time, to finance a portion of its working capital needs until the realization of income from milestones has been achieved. Additionally, developing and launching new products has exerted additional pressure on the working capital requirements of the Company.


<Page 17>


                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (CONTINUED)


The Company completed its initial public offering May 28, 1996 and realized net proceeds of approximately $4.1 million after underwriting discounts and offering expenses. As of March 31, 1998 the Company had no cash or cash equivalents and had incurred an overdraft of approximately $116,000.

The Company's current ratio at March 31, 1998 was 1.5 compared to 1.4 at December 31, 1997. The increase was primarily attributable to obtaining long-term debt and to an increase in accounts receivable, offset by an increase in accounts payable. For the same reasons, the Company experienced an increase in working capital of approximately $410,000 from $1,483,000 at December 31, 1997 to $1,893,000 at March 31, 1998.

The Company's operating activities consumed cash of $164,000 for the three months ended March 31, 1997, primarily due to an increase in inventory ($168,000), an increase in accounts receivable ($700,000) and an increase in prepaid expense and other assets ($74,000). These were offset by an increase in accounts payable ($372,000) and accrued expense ($107,000).

Cash used in investing activities for the three months ended March 31, 1998 totaled $127,000. Such investing activities included purchases of property and equipment necessary to support the manufacturing and testing of the new digital and analog product offerings introduced in 1997, and the result of capitalized engineering expense in accordance with SFAS 86. Additionally, the Company realized approximately $183,000 in cash from the final disposition of its investment account.

Cash provided by financing activities was $292,000 for the three months ended March 31, 1998. This consisted primarily of the proceeds from borrowings on the Company's line of credit and the restructuring of long term debt of $750,000. These were offset by payments toward the line of credit of $420,000, capital leases of $9,700 and an increase in the overdraft of $29,000.

As of December 31, 1997 the Company had withdrawn a significant portion of its revolving line of credit in the amount of $1,300,000. Also, the Company was in violation with respect to certain related loan convenants. The Company's loan convenants as of December 31, 1997 were as follows: a tangible net worth in excess of $3,750,000 as of the end of each fiscal quarter and $4,000,000 as of the end of the fiscal year; a quick ratio of 1.25 to 1.00; a minimum balance of cash and marketable securities of $1,000,000; and total liabilities to tangible net worth of not greater than .60 to 1.00. The Company, as of December 31, 1997, was in violation with respect to two of the four covenants. The Company's lending institution agreed to waive, in all respects, the convenant violations, and the Company has renegotiated and modified, subsequent to year end, its credit facility and loan covenants as follows: on March 11, 1998 the Company secured a fully amortizing term loan in the principal amount of $750,000, the proceeds from which will be used to pay down the $1,500,000 revolving line.
The term loan is for a duration of 36 months and carries an interest rate of LIBOR plus three percent. The revolving line remains at $1,500,000, with a one-year renewal option and interest at LIBOR plus two percent. The convenants have been modified as follows: minimum tangible net worth of $3,500,000; a current ratio of 1.50 to 1.00; cash flow to debt service ratio of 1.50 to 1.00; and total liabilities to tangible net worth not greater than 1.25 to 1.00. The Company expects to remain in compliance with the covenants as proposed for this new debt facility. The above loans are secured by substantially all of the assets of the Company.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement of Financial Accounting Standards 128, "Earnings per Share." (SFAS 128) The new standard revises the disclosure requirements of earnings per share, simplifies the computation of earnings per share and increases the comparability of earnings per share on an international basis. SFAS 128 will be effective for the Company for the year ending December 31, 1997. The Company has determined that the impact in adopting SFAS 128 is not material to its financial statements.


<Page 18>


                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (CONTINUED)



In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS 130 for the fiscal quarter ended March 31, 1998, did not have a material effect on the Company's results of operations for the current or prior periods.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS 131 for the fiscal quarter ended March 31, 1998, did not have a material effect on the Company's reporting disclosures for the current or prior periods.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting guidance for the capitalization of certain internal-use software costs once certain criteria are met. This accounting standard will be effective for the Company beginning January 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up activities and organization costs to be expensed as incurred. This statement will be effective for the Company's financial statements for the year ended December 31, 1999. The Company is currently evaluating SOP 98-5, but does not expect it to have a material impact on its financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company believes that in some cases it is more difficult to secure orders in the summer months, which may in turn adversely affect the Company's revenues, thereby affecting the overall annual revenue. Moreover, the Company's expense levels have increased since its initial public offering in May of 1996, as it added personnel and infrastructure in anticipation of revenue growth. The Company anticipates this growth will come from new product offerings and increased demand overall, created by the continuing mergers and acquisition activities in the radio broadcast industry. If revenue falls below these expectations, the Company's operating results are likely to be adversely affected. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade-shows, changes in product development and sales and marketing expenditures, production limitations and sales activity. The Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed. Therefore, variations in the timing of recognition of revenue could possibly cause fluctuations in operating results from quarter to quarter and could result in unanticipated quarterly earnings shortfalls or losses.

Changing technologies and new product introductions characterize the markets for the Company's products, services and systems. The Company's future success will depend in part upon its continued ability to enhance its base products with features including new software and hardware add-ons and to develop or acquire and introduce new products and features which meet new market demands and changing customer requirements on a timely basis. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies obsolete and therefore non-competitive.


<Page 19>


                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (CONTINUED)


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

The Company generally relies on a combination of trade secret, copyright law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technologies. However, the Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. In addition, significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. There can be no assurance that third-party claims alleging infringement will not be asserted against the Company in the future. Any such claims could have an adverse effect on the Company's business and results of operations.

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

As a result of these and other factors, the Company has experienced from time to time quarterly fluctuations in operating results. The Company anticipates that these fluctuations could reoccur in future periods. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expectations of public market securities analysts and investors.
In such event, the price of the Company's Common Stock would likely be adversely affected.

Following are steps management has taken to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. (1) Focusing its sales efforts on expanding its domestic and, to a lesser degree, it's international distribution channels. (2) Introducing new product lines to respond to new trends and customer demands. (3) Streamlining its manufacturing process and facility. (4) Restructuring its sales and customer service departments to more effectively target new business and service its existing customer base, and (5) reducing overhead and operating expenses. There can be no assurance the Company can continue to attain increasing profitable operations in the future.


<Page 20>


                         PART II - OTHER INFORMATION


Item   1.     Legal Proceedings
                   None.

Item   2.     Changes in Securities and Use of Proceeds
                   None.

Item   3.     Defaults Upon Senior Securities
                   None.

Item   4.     Submission of Matters to a Vote of Securities Holders
                   Schedule Form 14(a) Proxy Statement, dated April 30, 1998 Annual Shareholders Meeting, June 25, 1998

Item   5.     Other Information
                   None.

Item   6.     Exhibits and Reports on Form 8-K

                   (a) Exhibits.

                   Exhibit 11.1 - Calculation of Earnings Per Share

                   The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

                   (b) Reports on Form 8-K.
                           None.


<Page 21>

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PACIFIC RESEARCH & ENGINEERING CORP.

                         By   /s/ Larry Eyler
                                  -----------
                                  Larry Eyler
                                  Chief Financial Officer and Accounting Officer


<Page 22>

EXHIBIT INDEX

Exhibit
Number      Exhibit Title

11.1        Calculation of Earnings Per Share

EXHIBIT 11.1 Statement re: Computation of Per Share Earnings (Loss)


                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                       1998           1997
                                                   ------------   ------------
                                                    (unaudited)
PRIMARY
Weighted average common shares outstanding            2,305,500      2,305,500
Common equivalent shares attributable to
  convertible preferred stock                              -              -
Common equivalent shares attributable to the net
  effect of dilutive stock options based on the
  treasury stock method using average market price       38,318           -
Shares related to SAB No. 55, 64 and 83                    -              -
                                                   ------------   ------------
Number of shares used in computing per
  share amounts                                       2,343,818      2,305,500
                                                   ------------   ------------
Net income                                         $    236,191   $    (13,799)
Net income per share                               $      0.10    $     (0.01)

FULLY DILUTED
Weighted average common shares outstanding            2,305,500      2,305,500
Common equivalent shares attributable to
  convertible preferred stock                              -              -
Common equivalent shares attributable to the net
  effect of dilutive stock options based on the
  treasury stock method using quarter end (period-
  end) price, if higher than average market price        46,508           -
Shares related to SAB No. 55, 64 and 83                    -              -
                                                   ------------   ------------
Number of shares used in computing per
  share amounts                                       2,352,008      1,749,945
                                                   ------------   ------------
Net income                                         $    236,191   $    (13,799)
Net income per share                               $      0.10    $     (0.01)


Please refer to Notes to Condensed Financial Statements, Nos. 6 and 9 for additional information related to the above schedule.


<Page 23>

EXHIBIT INDEX (CONTINUED)


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

27.1    Financial Data Schedule


 (1) Previously filed as an exhibit to the Company's Form SB-2, file no. 333-858-LA, and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Form S-8, file no. 333-22407, and incorporated herein by reference.