Form 10-K/A
period 1997-12-31
PACIFIC RESEARCH & ENGINEERING CORP
filed 1998-06-03
CIK 1007583

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information relating to the directors of the Company is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on June 25, 1998 (the "Proxy Statement") as set forth under the caption "Election of Directors." Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Registrant." Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

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