Form 10QSB
period 1998-06-30
PACIFIC RESEARCH & ENGINEERING CORP
filed 1998-08-17
CIK 1007583

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended __June 30, 1998__.

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the transition period from _________ to _________.

                     Commission File Number:  001-11773
                                              ---------

                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                 ------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                California                            95-2638420
   ---------------------------------             -------------------
     (State or other jurisdiction                   (IRS Employer
   of incorporation or organization)             identification No.)


               2070 Las Palmas Drive, Carlsbad, California, 92009
             ------------------------------------------------------
             (Address of principal executive offices and zip code)

                                (760) 438-3911
                          ---------------------------
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
     Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
_____2,305,500 shares of Common Stock, No Par Value as of June 30, 1998_____


                                  <Page  1>
------------------------------------------------------------------------------



                      Pacific Research & Engineering Corporation
                                     Form 10-QSB
                                  Table of Contents


                                                                        Page
Part I:  Financial Information

         Item 1:  Financial Statements

                  Balance Sheets as of June 30, 1998 (unaudited)
                    and December 31, 1997..................................3
                  Statements of Income for the Three months and
                    Six months Ended June 30, 1998 and 1997 (unaudited)....4
                  Statements of Cash Flows for the Six months
                    Ended June 30, 1998 and 1997 (unaudited)...............5
                  Notes to Condensed Financial Statements (unaudited)......6

         Item 2:  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................7


Part II: Other Information

         Item 1:  Legal Proceedings.......................................14

         Item 2:  Changes in Securities...................................14

         Item 3:  Defaults Upon Senior Securities.........................14

         Item 4:  Submissions of Matters to a Vote of Security Holders....14

         Item 5:  Other Information.......................................14

         Item 6:  Exhibits and Reports on Form 8-K........................14


                                  <Page  2>
------------------------------------------------------------------------------
PART I:                     FINANCIAL INFORMATION

Item 1:  Financial Statements


                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                           CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                                           June 30, 1998     December 31,1997
                                           -------------     ----------------
                                            (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                  $        500         $       -
Investments in securities                          -                 185,251
Accounts receivable, net                      1,882,332              844,048
Contracts in progress                           410,525              456,139
Inventories, net (Note 1)                     3,159,910            3,014,183
Deferred taxes                                  129,550              128,000
Prepaid expenses                                510,764              402,225
                                           -------------        -------------
TOTAL CURRENT ASSETS                          6,093,581            5,029,846

PROPERTY AND EQUIPMENT, net                   1,503,548            1,352,857
OTHER ASSETS                                  2,158,505            2,287,149
                                           -------------        -------------
                                           $  9,755,634         $  8,669,852
                                           =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft                                  $    195,057         $    144,701
Accounts payable                              1,442,571              882,155
Accrued expenses                                243,789              328,724
Customer advances                               415,931              860,593
Line of credit                                1,424,342            1,300,000
Note payable-current portion                    250,000                 -
Capital lease obligations - current portion      10,250               30,534
                                           -------------        -------------
TOTAL CURRENT LIABILITIES                     3,981,940            3,546,707

DEFERRED TAX LIABILITY                             -                  56,000
LONG TERM DEBT, net of current portion          437,202                 -
CAPITAL LEASE OBLIGATIONS, net of
  current portion                                18,967               18,968
                                           -------------        -------------
TOTAL LIABILITIES                             4,438,109            3,621,675

SHAREHOLDERS' EQUITY
Common stock, no par value, 25,000,000
  shares authorized;
2,305,500 shares issued and outstanding       4,126,392            4,126,392
Additional paid-in capital                       50,000               50,000
Net unrealized gain on investment
  in securities                                    -                  18,438
Retained earnings                             1,141,133              853,347
                                           -------------        -------------
TOTAL SHAREHOLDERS' EQUITY                    5,317,525            5,048,177
                                           -------------        -------------
                                           $  9,755,634         $  8,669,852
                                           =============        =============


     The accompanying notes are integral part of these financial statements

                                  <Page  3>
------------------------------------------------------------------------------


                   PACIFIC RESEARCH & ENGINEERING CORPORATION
             CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTHS AND
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                               1998         1997         1998         1997
                            -----------  -----------  -----------  -----------
                            (unaudited)  (unaudited)  (unaudited)  (unaudited)

NET SALES                   $4,253,033   $3,312,316   $8,651,339   $5,603,520

COST OF SALES                2,752,509    1,827,688    5,484,170    3,123,626
                            -----------  -----------  -----------  -----------
Gross profit                 1,500,524    1,484,628    3,167,169    2,479,894

OPERATING EXPENSES
General and administrative     488,593      418,640      880,630      813,705
Selling and marketing          577,849      432,326    1,159,970      795,891
Research, development
  and engineering              303,766      367,080      584,354      549,500
Depreciation and amortization   66,986       62,211      238,892      121,600
                            -----------  -----------  -----------  -----------
TOTAL OPERATING EXPENSES     1,437,194    1,280,257    2,863,846    2,280,696
                            -----------  -----------  -----------  -----------

INCOME FROM OPERATIONS          63,330      204,371      303,323      199,198

OTHER INCOME (EXPENSES)
Interest, net                  (43,663)      18,996      (72,437)      12,025
Gain on sale of assets            -            -          34,333         -
Other                           19,826        1,010       23,366          174
                            -----------  -----------  -----------  -----------
TOTAL OTHER INCOME (EXPENSE)   (23,837)      20,006      (14,738)      12,199
                            -----------  -----------  -----------  -----------

INCOME BEFORE INCOME TAXES      39,493      224,377      288,585      211,397

Income tax benefit (expense)    65,423      (65,212)        (800)     (66,012)
                            -----------  -----------  -----------  -----------
NET INCOME                  $  104,916   $  159,165   $  287,785   $  145,385
                            ===========  ===========  ===========  ===========

Earnings per average
  common share              $    0.05    $    0.07    $    0.12    $    0.06
                            ===========  ===========  ===========  ===========

Fully diluted earnings per
  average common share      $    0.05    $    0.07    $    0.12    $    0.06
                            ===========  ===========  ===========  ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
  (Exhibit 11.1-EPS)         2,343,818    2,305,500    2,343,818    2,305,500
                            ===========  ===========  ===========  ===========


     The accompanying notes are integral part of these financial statements

                                  <Page  4>
------------------------------------------------------------------------------


                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                              June 30,
                                                         1998         1997
                                                      -----------  -----------
                                                      (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $  287,785   $  145,385
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization                            238,892      121,600
Gain on investment in securities                         (18,438)        -
Changes in operating assets and liabilities:
Accounts receivable                                   (1,038,284)    (303,364)
Inventory                                               (145,727)  (1,062,185)
Prepaid expenses and other assets                       (209,435)    (797,181)
Contracts in progress                                     45,614         -
Accounts payable                                         560,416      846,666
Deferred income taxes                                    (57,550)      43,750
Accrued expenses                                         (84,935)       3,312
Customer advances                                       (444,662)     597,104
                                                      -----------  -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     (866,323)    (412,943)
                                                      -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                     (284,583)    (271,868)
Purchases of software development costs                  124,540         -
Proceeds from sales of investments                       185,251      (30,357)
                                                      -----------  -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       25,208     (302,225)
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) notes payable
  and lines of credit                                    811,544      193,000
Overdraft                                                 50,356         -
Payments under capital lease obligations                 (20,285)     (17,608)
Distributions to shareholders                               -         (36,047)
Deferred offering costs, netted against
  offering proceeds                                         -         (34,513)
                                                      -----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                841,615      104,832
                                                      -----------  -----------

NET INCREASE (DECREASE) IN CASH                              500     (610,336)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              -         610,857
                                                      -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $      500   $      521
                                                      ===========  ===========


     The accompanying notes are integral part of these financial statements

                                  <Page  5>
------------------------------------------------------------------------------


                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Inventories

Inventories at June 30, 1998 and at December 31, 1997 are summarized as follows:

                                    June 30, 1998     December 31, 1997
                                     -----------         -----------
                                     (unaudited)

     Raw materials                   $1,694,756          $1,666,885
     Work-in-process                    463,797             676,630
     Finished goods                   1,026,357             695,668
                                     -----------         -----------
                                      3,184,910           3,039,183
     Less reserve for obsolescence      (25,000)            (25,000)
                                     -----------         -----------
     Inventories, net                $3,159,910          $3,014,183
                                     ===========         ===========


     The accompanying notes are integral part of these financial statements

                                  <Page  6>
------------------------------------------------------------------------------

Item 2:        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

FORWARD-LOOKING INFORMATION - GENERAL

     THIS REPORT ON FORM 10-QSB CONTAINS A NUMBER OF FORWARD-LOOKING
STATEMENTS, WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE INCLUDING STATEMENTS REGARDING THE COMPANY'S STRATEGY, PRODUCTS UNDER DEVELOPMENT AND PLANS FOR EXPANSION. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "PLANS," "CONTINUE," "WILL," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS, TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

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

Overview

The Company

Since its incorporation in 1969, Pacific Research & Engineering Corporation ("PR&E" or the "Company") has been the market-proven technology leader in the field of premium-quality audio products and studio design services for radio and television broadcasters. These products and services include on-air consoles for radio and television stations, radio production consoles and workstations, and peripheral products as well as technical furniture and studio design/integration services for turnkey systems. Having become the brand-name of choice for U.S. major-market broadcasters, the Company has begun leveraging its high-quality image and brand superiority into international marketplaces as well.

Strategy

* MARKETING CHANNEL DEVELOPMENT. The Company's products and services are being aggressively marketed worldwide through an expanding group of select international distributors, and has increased staff and promotional activities designed to increase international business. Concurrently, the Company has increased its advertising activities and broadened its domestic sales force in an effort to more effectively reach a larger target market. The Company is also focusing sales and marketing efforts specifically on the nation's largest broadcast groups to better serve these important corporate clients.

* HORIZONTAL EXPANSION FOR TOP-MARKET BROADCASTERS. The Company's vision for the future of radio and television broadcasting includes new technology products capitalizing on increasing marketplace demands for digital technology, such as computer controlled air and production consoles and digital audio processing and interfacing devices. The first product in this category, the Integrity TM Digital Broadcast Console(introduced during the Audio Engineering Society ("AES") trade-show in Munich, Germany in 1997) now leads its field as the U.S.'s best-selling digital audio console for radio, selling more units in its first twelve months of production than any other brand. Company management believes that attaining leadership in this emerging market segment, while maintaining dominance in its existing market segment, is vital to future success in other markets.

* MIDDLE MARKET PRODUCTS AND SERVICES. The Company is currently developing products and services to leverage its brand within market segments the Company has not historically targeted. The Company's

                                  <Page 7>
-----------------------------------------------------------------------------

recently expanded direct sales force and select international dealers will sell products for this market segment, such as AirWave TM, a low cost on-air broadcast console which began shipping during March 1997. The Company intends to further augment its offerings with other low-cost products, as well as design and integration services aimed at serving the needs of smaller market broadcasters.

Products and Services

The Company's mission is to be the preeminent service/solution provider for the domestic and international broadcasting industries. Currently, the Company's products and services are divided into three categories: Audio Control Consoles, Manufactured Peripheral Equipment and Systems Products and Services. The Company finds its equipment and services to be consistently ranked among the highest in the industry in quality, reliability, ease of use, maintenance, and customer service.

1. Audio Control Consoles are equipment essential to the broadcast environment. They are the single point for final control of the "on-air" product in nearly all radio stations, and perform fundamental audio mixing, routing and monitoring duties. The Company manufactures a variety of consoles, covering a wide range of applications designed to meet the needs of virtually all major, middle and small market radio and television broadcasters.

2. Manufactured Peripheral Equipment includes distribution amplifiers, audio switchers, digital audio workstations, studio turrets and control panels. All of which are integral parts of the broadcast environment and are often in use on a 24-hour-per-day, seven-days-per-week basis. The Company sells these products both independently and as part of system design and integration.

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

                                  <Page  8>
------------------------------------------------------------------------------

Results of Operations

The following table sets forth the percentage of revenue represented by certain items in the Company's Statements of Operations for the periods indicated:

                              Six Months Ended        Three Months Ended
                                  June 30                   June 30
                            ------------------------- -----------------------
                             1998   1997  Percent     1998    1997 Percent
                             (unaudited)  Incr.(Decr.) (unaudited) Incr.(Decr.)
                            ------------- ----------- ------------ ----------
Net sales                   100.0% 100.0%   54.4%     100.0% 100.0%   28.4%
Cost of sales                63.4%  55.7%   75.5%      64.7%  55.2%   50.6%
                            ------ ------   -----     ------ ------   -----
Gross profit                 36.6%  44.3%   27.7%      35.3%  44.8%    1.1%

Expenses:
General and administrative   10.2%  14.5%    8.2%      11.5%  12.6%   16.7%
Selling and marketing        13.4%  14.2%   45.7%      13.6%  13.1%   33.7%
Research and engineering      6.8%   9.8%    6.3%       7.1%  11.1%  (17.2%)
Depreciation and amortization 2.8%   2.2%   96.4%       1.6%   1.9%    7.7%
                             -----  -----   -----      -----  -----   -----
Total operating expenses     33.2%  40.7%   25.6%      33.8%  38.7%   12.3%

Income loss from operations   3.5%   3.5%   52.2%       1.5%   6.2%   69.0%
                              ----   ----   -----      -----  -----   -----
Other income (expenses):
Interest income (expense)    (0.8%) (0.2%)   N/A        1.0%   0.5%    N/A
Gain on sale of asset         0.4%   0.0%    N/A        0.0%   0.0%    N/A
Other                         0.3%   0.0%    N/A        0.5%   0.0%    N/A
                              ----   ----   -----      -----  -----   -----
Total other income (expense) (0.1%) (0.2%)   N/A        1.5%   0.5%    N/A

Income before income taxes    3.3%   3.8%   36.5%      0.09%   6.8%   82.4%
Provision for income taxes    0.0%   1.2%    N/A        2.0%  (2.0%)   N/A
                              ----   ----   -----      -----  -----   -----
Net income                    3.3%   2.6%   97.9%       2.5%   4.8%   34.1%

NA = NOT MEANINGFUL AND/OR IN EXCESS OF 100%


Six months Ended June 30, 1998 compared to Six months Ended June 30, 1997.

Sales increased $3,048,000 or 54.4%, from $5,600,000 for the six months ended June 30, 1997 to $8,650,000 for the six months ended June 30, 1998. The
Company believes the sales increase to be a sign of the continuing growth of the domestic and international broadcasting markets, and the Company's increasing share of those markets. There can be no assurance, however, that the Company's revenues will continue to increase or will be maintained at current levels.

Cost of sales increased $2,360,000 or 75.5% from $3,124,000 to $5,484,000, reflecting increased sales, and increased as a percentage of revenues from 55.7% to 63.4% for the six months ended June 30, 1998 compared to the same period in 1997. The increase in cost as a percentage of revenues is a result of the sales mix experienced in the six months ended June 30, 1998, consisting of larger than usual sales of lower margin distributor products.

Gross profit increased $687,000 (from $2,480,000 to $3,167,000) or 27.7%
primarily due to the increase in sales, and decreased as a percentage of revenue from 44.3% to 36.6% for the six months ended June 30, 1997 compared to the six months ended June 30, 1998.

General and administrative expenses increased approximately $67,000 or 8.2% for the comparable periods ($881,000 in 1998, compared to $814,000 in 1997). The increase reflects the Company's sensitivity to the

                                 <Page 9>
-----------------------------------------------------------------------------
growing organization needed to support market requirements. As ath. As a percentage of revenue, general and administrative expenses decreased 4.3%, from 14.5% in 1997 to 10.2% in 1998.

Selling and marketing expenses increased $364,000 or 45.7% from $796,000 in 1997 to $1,160,000 in 1998, primarily due to the expansion of sales and marketing support staff to better address new market trends and dynamics. Selling and marketing expenses as a percentage of revenue decreased 0.8% from 14.2% in the comparable period in 1997 to 13.4% during the six months ended June 30, 1998.

Research and engineering expenses increased $35,000 or 6.3% from $549,000 for the six months ended June 30, 1997 to $584,000 for the six months ended June 30, 1998. Research and engineering expenses decreased as a percentage of revenue, from 9.8% for the six months ended June 30, 1997 to 6.8% for the six months ended June 30, 1998. The Company believes that continuing research and development of new products is essential to maintaining leadership in core markets.

Capitalized research and engineering costs, pursuant to SFAS 86, for the six months ended June 30, 1998 are approximately $270,000. The Company capitalized such costs in the amount of $612,000 for the comparable period in 1997.

Income from operations increased $104,000, from $199,000 for the six months ended June 30, 1997 to $303,000 for the six months ended June 30, 1998 reflecting the 27.7% increase in gross margin offset by the 25.6% increase in operating expenses for the comparable period. Operating income, as a percentage of revenue, remained flat at 3.5% for both periods ended June 30, 1998 and 1997.

Net interest expense increased $84,000 from the comparable period, reflecting an increase in borrowings on the line of credit and the establishment of long term debt. The Company has liquidated its entire investment portfolio as of June 30, 1998 and recognized a gain of approximately $16,000 for the six months ended June 30, 1998.

The combined results, as discussed above, yielded net income before taxes of $288,000 for the six months ended June 30, 1998 compared to $211,000 for the six months ended June 30, 1997.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1998.

Sales increased $941,000 or 28.4%, from $3,312,000 for the three months ended June 30, 1997 to $4,253,000 for the three months ended June 30, 1998. The Company believes the sales increase to be the result of continued opportunities in all aspects of the domestic and international broadcasting industries.

Cost of sales increased $925,000 or 50.6% from $1,828,000 to $2,753,000 due to the sales increase, and increased as a percent of revenues by 9.5% for the three months ended June 30, 1998 compared to the same period in 1997. The increase in cost as a percentage of revenues is a result of the sales mix experienced in the first half ended June 30, 1998, consisting of larger than usual sales of distributor-type products.

Gross profit increased slightly from $1,485,000 as of June 30, 1997 to $1,501,000 for the same period ended 1998 or 1.1% due primarily to the increase in sales, and decreased as a percentage of revenue from 44.8% to 35.3% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due to the higher cost of sales as described above.

General and administrative expenses increased approximately $70,000, or 16.7% for the comparable periods ($419,000 in 1997, compared to $489,000 in 1998), necessitated by the Company's increased pursuit of the widening range of opportunities within the industry. As a percentage of revenue, however, general and administrative expenses decreased 1.1%, from 12.6% in 1997 to 11.5% in 1998.

Selling and marketing expenses increased $146,000 or 33.7% from $432,000 in 1997 to $578,000 in 1998 due, primarily, to additional sales professionals and advertising costs. The Company expects to take advantage of the growing radio market, and will continue to invest prudently in this area to maximaize market penetration. Selling and marketing expenses as a percentage of revenue increased 0.5% from 13.1% in 1997 to 13.6% during the three months ended June 30 1998.

                           <Page 10>
-----------------------------------------------------------------------------

Research and engineering expenses decreased $63,000 or 17.2% from $367,000 for the three months ended June 30, 1997 to $304,000 for the three months ended June 30, 1998. The primary reason for the decrease is that, during the three months ended June 30, 1998, the Company refocused the engineering on end-support. The Company believes this categorization of costs more accurately reflects the actual department in which they are incurred.

Capitalized research and engineering costs, pursuant to Statement of Financial Accounting Standards No. 86, for the three months ended June 30, 1998 are approximately $135,000. The Company capitalized such costs in the amount of $297,000 for the comparable period in 1997. Research and engineering expenses decreased, as a percentage of revenue, from 11.1% for the three months ended June 30, 1997 to 7.1% for the three months ended June 30, 1998 due to the decrease in development activities discussed above.

Income from operations decreased $141,000 or 69.0% from $204,000 for the three months ended June 30, 1997 to $63,000 for the three months ended June 30, 1998 reflecting the 9.5% increase in cost of sales, due primarily to the volume increase, and 12.3% increase in operating expenses for the comparable periods. Operating income, as a percent of revenue, decreased by 4.7% from 6.2% for the three months ended June 30, 1997 to 1.5% for the three months ended June 30, 1998.

Net interest expense increased $63,000 or 331.6% over the comparable period, reflecting an increase in borrowings pursuant to debt obligations and the line of credit, and a decrease in interest bearing investments.

The combined results, as discussed above, yielded net income before taxes of $17,000 for the three months ended June 30, 1998 compared to $224,000 for the three months ended June 30, 1997, or approximately a 92.5% decrease. This decrease is directly attributable to changes in the mix of products sold during this period.

Liquidity and Capital Resources

The Company has historically satisfied its cash requirements through cash flows from operations, bank borrowings, and an equity financing. Under the terms of some project contracts, the Company requires deposits upon project acceptance, then invoices the customer based upon the completion of specified conditions and /or milestones. Depending upon the stage of completion and the size of the contract, it may be necessary for the Company, from time to time, to finance a portion of its working capital needs until the realization of income from milestones has been achieved. Additionally, developing and launching new products has exerted additional pressure on the working capital requirements of the Company.

The Company completed its initial public offering May 28, 1996 and realized net proceeds of approximately $4.1 million after underwriting discounts and offering expenses. As of June 30, 1998 the Company had no cash or cash equivalents and had incurred an overdraft of approximately $195,000.

The Company's current ratio at June 30, 1998 was 1.5 compared to 1.4 at December 31, 1997. The increase was primarily attributable to an increase in accounts receivable and current portion of a new note payable, offset by increases in accounts payable and overdrafts as well as a decrease in customer advances. For the same reasons, the Company experienced an increase in working capital of approximately $628,000 from $1,483,000 at December 31, 1997 to $2,112,000 at June 30, 1998.

The Company's operating activities consumed cash of $866,000 for the six months ended June 30, 1998, primarily due to increases in: accounts receivable ($1,038,000), prepaid expenses and other assets ($209,000), and decreases in: customer advances ($445,000). These were offset by an increase in accounts payable ($560,000).

Cash provided by investing activities for the six months ended June 30, 1998 totaled $25,000. Such investing activities included purchases of property and equipment of $284,000, offset by software development costs of $124,000 and proceeds from the sale of investments of $185,000

Cash provided by financing activities was $842,000 for the six months ended June 30, 1998. This consisted primarily of the proceeds from borrowings on the Company's line of credit and long term debt of $750,000.

As of December 31, 1997 the Company had withdrawn a significant portion of its revolving line of credit in the amount of $1,500,000. Also, the Company was in violation with respect to certain related loan convenants. The Company's loan convenants as of December 31, 1997 were as follows: a tangible net worth

                                <Page 11>
------------------------------------------------------------------------------

in excess of $3,750,000 as of the end of each fiscal quarter and $4,000,000 as of the end of the fiscal year; a quick ratio of 1.25 to 1.00; a minimum balance of cash and marketable securities of $1,000,000; and total liabilities to tangible net worth of not greater than .60 to 1.00. The Company, as of December 31, 1997, was in violation with respect to two of the four covenants. The Company's lending institution agreed to waive, in all respects, the convenant violations, and the Company renegotiated and modified its credit facility and loan covenants as follows: on March 11, 1998 the Company secured a fully amortizing term loan in the principal amount of $750,000. The term loan is for a duration of 36 months and carries an interest rate of LIBOR plus three percent. The revolving line remains at $1,500,000, with a one-year renewal option and interest at LIBOR plus two percent. The convenants have been modified as follows: minimum tangible net worth of $3,500,000; a current ratio of 1.50 to 1.00; cash flow to debt service ratio of 1.50 to 1.00; and total liabilities to tangible net worth not greater than 1.25 to 1.00. The above loans are secured by substantially all of the assets of the Company.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

Assuming no material changes in the Company's operating plans, the Company believes that cash generated from operations and cash available under its current credit line will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months. Nevertheless, the Company may seek additional debt or equity financing to meet these requirements. In addition, in the event that the Company elects to acquire complementary businesses, products or technologies, the Company may require additional funding prior to that time. The can be no assurance that the Company will be able to obtain such financing at favorable terms or at all.

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

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS 130 for the fiscal quarter ended June 30, 1998, did not have a material effect on the Company's results of operations for the current or prior periods.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS 131 for the fiscal quarter ended June 30, 1998, did not have a material effect on the Company's reporting disclosures for the current or prior periods.

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

In April 1998, the American Institute of Certified Public Accountants issued ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up activities and organization costs to be expensed as incurred. This statement will be effective for the Company's financial statements for the year ended December 31, 1999.
The Company is currently evaluating SOP 98-5, but does not expect it to have a material impact on its financial statements.

                                 <Page 12>
------------------------------------------------------------------------------

Factors Affecting Future Operating Results

The Company's expense levels have increased since its initial public offering in May of 1997, as it added personnel and infrastructure in anticipation of revenue growth. The Company anticipates this growth will come from new product offerings and increased demand overall, created by the continuing mergers and acquisition activities in the radio broadcast industry. The customer base has decreased in numbers, but increased in relative size. The Company has benefited in nearly every instance of one customer merging with another. This can be attributed both to the Company's leadership role within the industry and successful history with nearly all major customers. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade-shows, changes in product development and sales and marketing expenditures, production limitations and sales activity. The Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed. Therefore, variations in the timing of revenue recognition could possibly cause fluctuations in operating results from quarter to quarter and could result in unanticipated quarterly earnings shortfalls or losses.

Changing technologies and new product introductions characterize the markets for the Company's products, services and systems. The Company's future success will depend in part upon its continued ability to react to, and anticipate changing requirements and preferences within its target markets. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies obsolete and therefore non-competitive.

To date, the Company's primary market success has been in the radio industry segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to widen both its share of historic markets, and within markets driven by emerging methods of content distribution. There can be no assurance that the Company will be able to compete favorably in any other market segments. The Company's inability to compete favorably could have an adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price competition. The Company believes that its ability to compete depends upon elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution, availability of leases or other financing alternatives and customer support.

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

As a result of these and other factors, the Company has experienced, from time to time, quarterly fluctuations in operating results. The Company anticipates that these fluctuations could reoccur in future periods. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely be adversely affected.

Following are steps management has taken to improve operations for the next twelve months: (1) Focusing its sales and marketing efforts on expanding its domestic and international opportunities. (2) Introducing new solutions to respond to new trends and customer demands. (3) Enhance the core competencies already

                                  <Page 13>
------------------------------------------------------------------------------

within the Company's manufacturing operations, while taking advantage of skills in place at key suppliers, thus forming key partner relationships. (4) Restructuring the Company to exhibit a market/customer driven operation, thus targeting new business and service needs in the expanding international and domestic marketplaces, and (5) refocusing the Company's organization to positively impact overhead and operating expenses. There can be no assurance the Company can continue to attain increasing profitable operations in the future.


PART II                        OTHER INFORMATION


Item     1.     Legal Proceedings
                  None.

Item     2.     Changes in Securities and Use of Proceeds
                  None.

Item     3.     Defaults Upon Senior Securities
                  None.

Item     4.     Submission of Matters to a Vote of Securities Holders
                (a) Schedule Form 14(a) Proxy Statement, dated April 30, 1998 Annual Shareholders Meeting, June 25, 1998
                (b) Proposal to Amend 1996 Omnibus Stock Plan to increase the shares reserved for issuance by 200,000 was passed as follows: Votes for: 1,336,933 Votes against: 56,080
                               Votes withheld: 0  Abstentions: 12,089
                               Broker non-votes: 0
                (c) To ratify the appointment of Harlan & Boettger, LLP as the independent accountants for the Company passed as follows:
                               Votes for: 1,988,818  Votes against:  3,180
                               Votes withheld: 0  Abstentions: 12,089
                               Broker non-votes: 0

Item     5.     Other Information
                  None.

Item     6.     Exhibits and Reports on Form 8-K

                (a) Exhibits.

                    The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

                (b) Reports on Form 8-K.
                      None.


                                  <Page 14>
------------------------------------------------------------------------------

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACIFIC RESEARCH & ENGINEERING CORP.

                                       By  _______/S/ Jack Williams_______
                                                     Jack Williams
                                           Chairman and Chief Executive
                                             Officer


                                  <Page 15>
------------------------------------------------------------------------------

                                EXHIBIT INDEX


Exhibit
 Number            Exhibit Title

 11.1              Calculation of Earnings Per Share

EXHIBIT 11.1  Statement re:  Computation of Per Share Earnings (Loss)


                                                          Six months Ended
                                                              June 30,
                                                         1998         1997
                                                      -----------  -----------
PRIMARY
Weighted average common shares outstanding             2,305,500    2,305,500
Common equivalent shares attributable to convertible
  preferred stock                                           -            -
Common equivalent shares attributable to the net
  effect of dilutive stock options based on the
  treasury stock method using average market price        38,318         -
Number of shares used in computing per share amounts   2,343,818    2,305,500
                                                      -----------  -----------
Net income                                            $  287,785   $  145,385
Net income per share                                  $    0.12    $    0.06


FULLY DILUTED
Weighted average common shares outstanding             2,305,500    2,305,500
Common equivalent shares attributable to convertible
  preferred stock                                           -            -
Common equivalent shares attributable to the net
  effect of dilutive stock options based on the
  treasury stock method using quarter end (period-end)
  price, if higher than average market price              46,508         -
                                                      -----------  -----------
Number of shares used in computing per share amounts   2,352,008    2,308,454
                                                      -----------  -----------
Net income                                            $  287,785   $  145,385
Net income per share                                  $    0.12    $    0.06


                                  <Page 16>
------------------------------------------------------------------------------

                                Exhibit Index

3.1          Articles of Incorporation of the Company (1)
3.2          Bylaws of the Company (1)

4.1          Warrant Agreement (1)
4.2          Warrant Certificate (1)
4.3          Stock Certificate (1)
4.4          Unit Certificate (1)

10.1         Lease Agreement dated May 9, 1995 (1)
10.2         Sublease Agreement dated May 9, 1995 by and between the Registrant and Pacific Metal Fabricators (1)
10.3         Employment Contract by and between the Registrant and
               Jack Williams (1)
10.4         Employment Contract by and between the Registrant and
               Michael Dosch (1)
10.5         Employment Contract by and between the Registrant and
               Larry Eyler (1)
10.6         Employment Contract by and between the Registrant and
               David Pollard (1)
10.7         1996 Omnibus Stock Plan and form of Stock Option Agreement thereunder (1)
10.8         Asset Purchase Agreement between the Registrant and
               Pacific Metal Fabricators, Inc. (1)
10.9         Employment Contract by and between the Registrant and
               Susan Dingethal (1)
10.10        Employment Contract by and between the Registrant and Donald Naab
10.11        Lease Agreement dated December 19, 1997
10.12        Line of Credit Facility by and between the Registrant and Union
               Bank of California
11.1         Calculation of Earnings Per Share
27.1         Financial Data Schedule

(1) Previously filed as an exhibit to the Company's Form SB-2, file no. 333-858-LA, and incorporated herein by reference.

                                  <Page 17>
------------------------------------------------------------------------------