Form 10-Q/A
period 1998-06-30
PACIFIC RESEARCH & ENGINEERING CORP
filed 1998-10-05
CIK 1007583

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-QSB/A


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


                      Pacific Research & Engineering Corporation
                                    Form 10-QSB/A
                                  Table of Contents


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
                                           =============        =============


     The accompanying notes are integral part of these financial statements

                                  <Page  3>
------------------------------------------------------------------------------


                   PACIFIC RESEARCH & ENGINEERING CORPORATION
             CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTHS AND
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                               1998         1997         1998         1997
                            -----------  -----------  -----------  -----------
                            (unaudited)  (unaudited)  (unaudited)  (unaudited)

NET SALES                   $4,253,033   $3,312,316   $8,651,339   $5,603,520

COST OF SALES                2,752,509    1,827,688    5,484,170    3,123,626
                            -----------  -----------  -----------  -----------
Gross profit                 1,500,524    1,484,628    3,167,169    2,479,894

OPERATING EXPENSES
General and administrative     488,593      418,640      880,630      813,705
Selling and marketing          577,849      432,326    1,159,970      795,891
Research, development
  and engineering              303,766      367,080      584,354      549,500
Depreciation and amortization  119,486       62,211      238,892      121,600
                            -----------  -----------  -----------  -----------
TOTAL OPERATING EXPENSES     1,489,694    1,280,257    2,863,846    2,280,696
                            -----------  -----------  -----------  -----------

INCOME FROM OPERATIONS          10,830      204,371      303,323      199,198

OTHER INCOME (EXPENSES)
Interest, net                  (43,263)      18,996      (72,437)      12,025
Gain on sale of assets          17,971         -          34,333         -
Other                            1,455        1,010       23,366          174
                            -----------  -----------  -----------  -----------
TOTAL OTHER INCOME (EXPENSE)   (23,837)      20,006      (14,738)      12,199
                            -----------  -----------  -----------  -----------

INCOME BEFORE INCOME TAXES     (13,007)      224,377      288,585      211,397

Income tax benefit (expense)    64,601      (65,212)        (800)     (66,012)
                            -----------  -----------  -----------  -----------
NET INCOME                  $   51,594   $  159,165   $  287,785   $  145,385
                            ===========  ===========  ===========  ===========

Earnings per average
  common share              $    0.02    $    0.07    $    0.12    $    0.06
                            ===========  ===========  ===========  ===========

Fully diluted earnings per
  average common share      $    0.02    $    0.07    $    0.12    $    0.06
                            ===========  ===========  ===========  ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
  (Exhibit 11.1-EPS)         2,343,818    2,305,500    2,343,818    2,305,500
                            ===========  ===========  ===========  ===========


     The accompanying notes are integral part of these financial statements

                                  <Page  4>
------------------------------------------------------------------------------


                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                              June 30,
                                                         1998         1997
                                                      -----------  -----------
                                                      (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $  287,785   $  145,385
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization                            238,892      121,600
Gain on investment in securities                         (18,438)        -
Changes in operating assets and liabilities:
Accounts receivable                                   (1,038,284)    (303,664)
Inventory                                               (145,727)  (1,062,185)
Prepaid expenses and other assets                       (209,435)    (797,761)
Contracts in progress                                     45,614         -
Accounts payable                                         560,416      846,666
Deferred income taxes                                    (57,550)      43,750
Accrued expenses                                         (84,935)       3,312
Customer advances                                       (444,662)     597,104
                                                      -----------  -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     (866,323)    (405,793)
                                                      -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                     (284,583)    (271,868)
Purchases of software development costs                  124,540         -
Proceeds from sales of investments                       185,251      (37,507)
                                                      -----------  -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       25,208     (309,375)
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) notes payable
  and lines of credit                                    811,544      193,000
Overdraft                                                 50,356         -
Payments under capital lease obligations                 (20,285)     (17,608)
Distributions to shareholders                               -         (36,047)
Deferred offering costs, netted against
  offering proceeds                                         -         (34,513)
                                                      -----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                841,615      104,832
                                                      -----------  -----------

NET INCREASE (DECREASE) IN CASH                              500     (610,336)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              -         610,857
                                                      -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $      500   $      521
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

* HORIZONTAL EXPANSION FOR TOP-MARKET BROADCASTERS. The Company's vision for the future of radio and television broadcasting includes new technology products capitalizing on increasing marketplace demands for digital technology, such as computer controlled air and production consoles and digital audio processing and interfacing devices. The first product in this category, the Integrity TM Digital Broadcast Console (introduced during the Audio Engineering Society ("AES") trade-show in Munich, Germany in 1997) now leads its field as the U.S.'s best-selling digital audio console for radio, selling more units in its first twelve months of production than any other brand. Company management believes that attaining leadership in this emerging market segment, while maintaining dominance in its existing market segment, is vital to future success in other markets.

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

                                  <Page  8>
------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table sets forth the percentage of revenue represented by certain items in the Company's Statements of Operations for the periods indicated:

                              Six Months Ended        Three Months Ended
                                  June 30                   June 30
                            ------------------------- -----------------------
                             1998   1997    Percent    1998   1997   Percent
                             (unaudited)  Incr.(Decr.) (unaudited) Incr.(Decr.)
                            ------------- ----------- ------------ ----------
Net sales                   100.0% 100.0%   54.4%     100.0% 100.0%   28.4%
Cost of sales                63.4%  55.7%   75.5%      64.7%  55.2%   50.6%
                            ------ ------   -----     ------ ------   -----
Gross profit                 36.6%  44.3%   27.7%      35.3%  44.8%    1.1%

Expenses:
General and administrative   10.2%  14.5%    8.2%      11.5%  12.6%   16.7%
Selling and marketing        13.4%  14.2%   45.7%      13.6%  13.1%   33.7%
Research and engineering      6.8%   9.8%    6.3%       7.1%  11.1%  (17.2%)
Depreciation and amortization 2.8%   2.2%   96.4%       2.8%   1.9%   92.1%
                             -----  -----   -----      -----  -----   -----
Total operating expenses     33.1%  40.7%   25.6%      35.0%  38.7%   16.4%

Income loss from operations   3.5%   3.5%   52.2%       0.3%   6.2%   94.6%
                              ----   ----   -----      -----  -----   -----
Other income (expenses):
Interest income (expense)    (0.8%)  0.2%    N/A       (1.0%)  0.5%    N/A
Gain on sale of asset         0.4%   0.0%    N/A        0.4%   0.0%    N/A
Other                         0.3%   0.0%    N/A        0.0%   0.0%    N/A
                              ----   ----   -----      -----  -----   -----
Total other income (expense) (0.1%)  0.2%    N/A       (0.6%)  0.5%    N/A

Income before income taxes    3.3%   3.8%   36.5%      (0.3%)  6.8% (105.8%)
Provision for income taxes    0.0%   1.2%    N/A        1.5%  (2.0%)   N/A
                              ----   ----   -----      -----  -----   -----
Net income                    3.3%   2.6%   97.9%       1.2%   4.8%   67.6%

NA = NOT MEANINGFUL AND/OR IN EXCESS OF 100%


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

Sales increased $3,047,000 or 54.4%, from $5,604,000 for the six months ended June 30, 1997 to $8,651,000 for the six months ended June 30, 1998. The
Company believes the sales increase to be a sign of the continuing growth of the domestic and international broadcasting markets, and the Company's increasing share of those markets. There can be no assurance, however, that the Company's revenues will continue to increase or will be maintained at current levels.

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

General and administrative expenses increased approximately $67,000 or 8.2% for the comparable periods ($881,000 in 1998, compared to $814,000 in 1997). The increase reflects the Company's sensitivity to the growing organization

                                 <Page 9>
-----------------------------------------------------------------------------

needed to support the market requirements. As a percentage of revenue, general and administrative expenses decreased 4.3%, from 14.5% in 1997 to 10.2% in 1998.

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

Income from operations increased $104,000, from $199,000 for the six months ended June 30, 1997 to $303,000 for the six months ended June 30, 1998 reflecting the 27.7% increase in gross margin offset by the 25.6% increase in operating expenses for the comparable period. Operating income, as a percentage of revenue, remained at 3.5% for the six months ended June 30, 1997 and 1998.

Net interest expense increased $84,000 from the comparable period, reflecting an increase in borrowings on the line of credit and the establishment of long term debt. The Company has liquidated its entire investment portfolio as of June 30, 1998 and recognized a gain of approximately $16,000 for the six months ended June 30, 1998.

The combined results, as discussed above, yielded net income before taxes of $289,000 for the six months ended June 30, 1998 compared to $211,000 for the six months ended June 30, 1997.

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

Gross profit increased slightly from $1,485,000 as of June 30, 1997 to $1,501,000 for the same period ended 1998 or 1.1% due primarily to the increase in sales, and decreased as a percentage of revenue from 44.8% to 35.3%, for the three months ended June 30, 1997 compared to the three months ended June 30, 1998 due to the higher cost of sales as described above.

General and administrative expenses increased approximately $70,000, or 16.7% for the comparable periods ($419,000 in 1997, compared to $489,000 in 1998), necessitated by the Company's increased pursuit of the widening range of opportunities within the industry. As a percentage of revenue, however, general and administrative expenses decreased 1.1%, from 12.6% in 1997 to 11.5% in 1998.

Selling and marketing expenses increased $146,000 or 33.7% from $432,000 in 1997 to $578,000 in 1998 due, primarily, to additional sales professionals and advertising costs. The Company expects to take advantage of the growing radio market, and will continue to invest prudently in this area to maximize market penetration. Selling and marketing expenses as a percentage of revenue increased 0.5% from 13.1% in 1997 to 13.6% during the three months ended June 30 1998.

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

Income from operations decreased $193,000 or 94.6% from $204,000 for the three months ended June 30, 1997 to $11,000 for the three months ended June 30, 1998 reflecting the 9.5% increase in cost of sales, due primarily to the volume increase, and 16.4% increase in operating expenses for the comparable periods. Operating income, as a percent of revenue, decreased by 5.9% from 6.2% for the three months ended June 30, 1997 to 0.3% for the three months ended June 30, 1998.

Net interest expense increased $63,000 or 331.6% over the comparable period, reflecting an increase in borrowings pursuant to debt obligations and the line of credit, and a decrease in interest bearing investments.

The combined results, as discussed above, yielded a net loss before taxes of ($13,000) for the three months ended June 30, 1998 compared to a net income before taxes of $224,000 for the three months ended June 30, 1997. This decrease is directly attributable to changes in the mix of products sold during this period.

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

The Company's current ratio at June 30, 1998 was 1.5 compared to 1.4 at December 31, 1997. The increase was primarily attributable to an increase in accounts receivable and current portion of a new note payable, offset by increases in accounts payable and overdrafts as well as a decrease in customer advances. For the same reasons, the Company experienced an increase in working capital of approximately $629,000 from $1,483,000 at December 31, 1997 to $2,112,000 at June 30, 1998.

The Company's operating activities consumed cash of $866,000 for the six months ended June 30, 1998, primarily due to increases in: accounts receivable ($1,038,000), prepaid expenses and other assets ($209,000), and decreases in: customer advances ($445,000). These were offset by an increase in accounts payable ($560,000).

Cash provided by investing activities for the six months ended June 30, 1998 totaled $25,000. Such investing activities included purchases of property and equipment of ($284,000), offset by software development costs of $124,000 and proceeds from the sale of investments of $185,000

Cash provided by financing activities was $842,000 for the six months ended June 30, 1998. This consisted primarily of the proceeds from borrowings on the Company's line of credit and long term debt of $750,000.

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

Assuming no material changes in the Company's operating plans, the Company believes that cash generated from operations and cash available under its current credit line will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months. Nevertheless, the Company may seek additional debt or equity financing to meet these requirements. In addition, in the event that the Company elects to acquire complementary businesses, products or technologies, the Company may require additional funding prior to that time. There can be no assurance that the Company will be able to obtain such financing at favorable terms or at all.

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

In April 1998, the American Institute of Certified Public Accountants issued ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 guidance on the financial reporting of start-up activities and organization costs to be expensed as incurred. This statement will be effective for the Company's financial statements for the year ended December 31, 1999.
The Company is currently evaluating SOP 98-5, but does not expect it to have a material impact on its financial statements.

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

                                       PACIFIC RESEARCH & ENGINEERING CORP.

                                       By  _______/S/ Jack Williams_______
                                                     Jack Williams
                                         Chairman and Chief Executive Officer


                                  <Page 15>
------------------------------------------------------------------------------


                                EXHIBIT INDEX


Exhibit
 Number            Exhibit Title

 11.1              Calculation of Earnings Per Share

EXHIBIT 11.1  Statement re:  Computation of Per Share Earnings (Loss)


                                                          Six months Ended
                                                              June 30,
                                                         1998         1997
                                                      -----------  -----------
PRIMARY
Weighted average common shares outstanding             2,305,500    2,305,500
Common equivalent shares attributable to convertible
  preferred stock                                           -            -
Common equivalent shares attributable to the net
  effect of dilutive stock options based on the
  treasury stock method using average market price        38,318         -
                                                      -----------  -----------
Number of shares used in computing per share amounts   2,343,818    2,305,500
                                                      -----------  -----------
Net income                                            $  287,785   $  145,385
Net income per share                                  $    0.12    $    0.06


FULLY DILUTED
Weighted average common shares outstanding             2,305,500    2,305,500
Common equivalent shares attributable to convertible
  preferred stock                                           -            -
Common equivalent shares attributable to the net
  effect of dilutive stock options based on the
  treasury stock method using quarter end (period-end)
  price, if higher than average market price              46,508        2,954
                                                      -----------  -----------
Number of shares used in computing per share amounts   2,352,008    2,308,454
                                                      -----------  -----------

Net income                                            $  287,785   $  145,385
Net income per share                                  $    0.12    $    0.06


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