Form 10QSB
period 1998-09-30
PACIFIC RESEARCH & ENGINEERING CORP
filed 1998-11-06
CIK 1007583

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,305,500 shares of Common Stock, No Par Value as of September 30, 1998


                                  <Page  1>
------------------------------------------------------------------------
-----
                    Pacific Research & Engineering Corporation
                                   Form 10-QSB
                                Table of Contents


Part I:  Financial Information                                     Page
                                                                   ----

         Item 1:  Financial Statements

                  Balance Sheets as of September 30, 1998
                     (unaudited)and December 31, 1997                3
                  Statements of Income for the Three Months
                     and Nine Months Ended September 30, 1998
                     and 1997 (unaudited)                            4
                  Statements of Cash Flows for the Nine Months
                     Ended September 30, 1998 and 1997 (unaudited)   5
                  Notes to Financial Statements (unaudited)          6

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               13

Part II:  Other Information

          Item 1:   Legal Proceedings                              14

          Item 2:   Changes in Securities and Use of Proceeds      14

          Item 3:   Defaults Upon Senior Securities                14

          Item 4:   Submissions of Matters to a Vote of
                      Security Holders                             14

          Item 5:   Other Information                              14

          Item 6:   Exhibits and Reports on Form 8-K               14


                                  <Page  2>
------------------------------------------------------------------------
-----
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                   SEPTEMBER 30, 1998   December 31,1997
                                   ------------------   ----------------
                                       (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents               $    49,901       $      -
Investments in securities                      -              185,251
Accounts receivable, net                  2,029,697           844,048
Contracts in progress                          -              456,139
Inventories, net (Note 1)                 3,316,906         3,014,183
Deferred taxes                               25,365           128,000
Prepaid expenses                            401,681           402,225
                                        -----------       -----------
TOTAL CURRENT ASSETS                      5,823,550         5,029,846

PROPERTY AND EQUIPMENT, net               1,561,262         1,352,857
OTHER ASSETS                              2,184,644         2,287,149
                                        -----------       -----------
                                        $ 9,569,456       $ 8,669,852
                                        ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft                               $      -          $   144,701
Accounts payable                          1,484,016           882,155
Accrued expenses                            398,812           328,724
Customer advances                           551,166           860,593
Line of credit                            1,499,342         1,300,000
Note payable - current portion              250,000              -
Capital lease obligations -
  current portion                            10,251            30,534
                                        -----------       -----------
TOTAL CURRENT LIABILITIES                 4,193,587         3,546,707

DEFERRED TAX LIABILITY                         -               56,000
LONG TERM DEBT, net of current portion      374,702              -
CAPITAL LEASE OBLIGATIONS,
   net of current portion                    12,813            18,968
                                        -----------       -----------
TOTAL LIABILITIES                         4,581,102         3,621,675

SHAREHOLDERS' EQUITY
Common stock, no par value,
   25,000,000 shares authorized;
   2,305,500 shares issued and
   outstanding                            4,126,392         4,126,392
Additional paid-in capital                   50,000            50,000
Net unrealized gain on investment
   in securities                               -               18,438
Retained earnings                           811,962           853,347
                                        -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                4,988,354         5,048,177
                                        -----------       -----------
                                        $ 9,569,456       $ 8,669,852
                                        ===========       ===========


  The accompanying notes are integral part of these financial statements.


                                  <Page  3>
------------------------------------------------------------------------
-----
                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                   STATEMENTS OF INCOME FOR THE THREE MONTHS
                AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                          Three Months Ended            Six Months Ended
                                            September 30,                 September 30,
                                          1998          1997            1998          1997
                                      -----------    -----------    -----------    -----------

                                      (unaudited)    (unaudited)    (unaudited)    (unaudited)
NET SALES                             $ 3,068,895    $ 3,515,121    $11,720,234    $ 9,118,610
COST OF SALES                           1,928,133      1,977,330      7,412,303      5,100,956
                                      -----------    -----------    -----------    -----------
Gross profit                            1,140,762      1,537,791      4,307,931      4,017,654

OPERATING EXPENSES
General and administrative                513,275        470,707      1,393,905      1,284,412
Selling and marketing                     500,815        553,121      1,660,785      1,349,012
Research, development and engineering     312,235        260,634        896,589        810,134
Depreciation and amortization             120,807        150,459        359,699        272,059
                                      -----------    -----------    -----------    -----------
TOTAL OPERATING EXPENSES                1,447,132      1,434,921      4,310,978      3,715,617
                                      -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                   (306,370)       102,870         (3,047)       302,037

OTHER INCOME (EXPENSES)
Interest, net                             (48,964)        (4,782)      (121,401)         7,244
Gain on sale of assets                       -              -            34,333           -
Other                                        -             3,813         23,366          3,987
                                      -----------    -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)              (48,964)          (969)       (63,702)        11,231
                                      -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES               (355,334)       101,901        (66,749)       313,268

Income tax benefit (expense)               26,165          5,312         25,365        (60,700)
                                      -----------    -----------    -----------    -----------
NET INCOME                            $  (329,169)   $   107,213    $   (41,384)   $   252,568
                                      ===========    ===========    ===========    ===========

Earnings per average common share     $    (0.14)    $     0.05     $    (0.02)    $     0.11
                                      ===========    ===========    ===========    ===========

Fully diluted earnings per
  average common share                $   ( 0.14)    $     0.05     $    (0.02)    $     0.11
                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING: (Exhibit 11.1-EPS)       2,305,500      2,305,500      2,305,500      2,305,500
                                      ===========    ===========    ===========    ===========

  The accompanying notes are integral part of these financial statements.


                                  <Page  4>
------------------------------------------------------------------------
-----
                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                        STATEMENTS OF CASH FLOWS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                     Nine Months Ended September 30,
                                                       ---------------------------
                                                           1998           1997
                                                       ------------   ------------
                                                        (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $    (41,384)  $    252,568
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
Depreciation and amortization                               359,699        272,059
Gain on investment in securities                            (18,438)          -
Changes in operating assets and liabilities:
Accounts receivable                                      (1,185,649)      (332,055)
Inventory                                                  (302,723)    (1,378,626)
Prepaid expenses and other assets                           (54,952)      (982,435)
Contracts in progress                                       456,139           -
Accounts payable                                            601,861        374,598
Deferred income taxes                                        46,635         59,900
Accrued expenses                                             70,088        (39,842)
Customer advances                                          (309,427)       586,862
                                                       ------------   ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (378,151)    (1,186,971)
                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                        (410,604)      (353,035)
Proceeds from sales of investments                          185,251        458,157
                                                       ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (225,353)       105,122
                                                       ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) notes payable
  and lines of credit                                       824,044        569,103
Overdraft                                                  (144,701)          -
Payments under capital lease obligations                    (26,438)       (27,051)
Distributions to shareholders                                  -           (36,047)
Deferred offering costs, netted against
  offering proceeds                                            -           (34,513)
                                                       ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   652,905         71,492
                                                       ------------   ------------
NET INCREASE (DECREASE) IN CASH                              49,401       (610,357)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  500        610,857
                                                       ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $     49,901   $        500
                                                       ============   ============

  The accompanying notes are integral part of these financial statements


                                  <Page  5>
------------------------------------------------------------------------
-----
                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



1.   Inventories

Inventories at September 30, 1998 and at December 31, 1997 are summarized as follows:

                                  September 30, 1998   December 31, 1997
                                     -----------          -----------
                                     (unaudited)

     Raw materials                   $ 1,716,740          $ 1,666,885
     Work-in-process                     740,396              676,630
     Finished goods                      884,770              695,668
                                     -----------          -----------
                                       3,341,906            3,039,183
     Less reserve for obsolescence       (25,000)             (25,000)
                                     -----------          -----------
     Inventories, net                $ 3,316,906          $ 3,014,183
                                     ===========         ===========


2.   Subsequent Event

     On October 5, 1998, the Company entered into a line of credit facility and promissory note transaction with a bank for $3,000,000 and $625,000, respectively. These new debt financing instruments have more favorable covenant requirements and the new bank doubled the line of credit facility. The proceeds were used to pay down the line of credit and promissory note included in these financial statements in the amounts of $1,500,000 and $625,000, respectively. The terms of the new debt instruments are principal and interest payments monthly for 59 months at a variable interest rate currently at 8.5%. As with the previous debt instruments, this new debt is secured by significantly all of the Company's assets.


                                  <Page  6>
------------------------------------------------------------------------
Item 2:        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

FORWARD-LOOKING INFORMATION - GENERAL

     This report on Form 10-QSB contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's strategy, products under development and plans for expansion. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "continue," "will," "expects," "intends," "future," "plans," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof.

     Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks, including but not limited to: the Company's ability to introduce new product; the concentration of the Company's current products in a relatively narrow segment of the professional audio market; technological change and increased competition in the industry; the Company's ability to manage its rapid growth; its limited protection of technology and trademarks; the Company's dependence on limited suppliers; representatives, and distributors; and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

OVERVIEW

THE COMPANY

Since its incorporation in 1969, Pacific Research & Engineering Corporation ("PR&E" or the "Company") has been the market-proven technology leader in the field of premium-quality audio products and studio design services for radio and television broadcasters. These products and services include on-air consoles for radio and television stations, radio production consoles, and peripheral products as well as technical furniture and studio design/integration services for turnkey systems. Having become the brand-name of choice for U.S. major-market broadcasters, the Company has begun leveraging its high-quality image and brand superiority into international marketplaces as well.

STRATEGY
  MARKETING CHANNEL DEVELOPMENT. The Company's products and services are being aggressively marketed worldwide through an expanding group of select international distributors, and has increased staff and promotional activities designed to increase international business. Concurrently, the Company has increased its advertising activities and broadened its domestic sales force in an effort to more effectively reach a larger market target. The Company is also focusing sales and marketing efforts specifically on the nation's largest broadcast groups to better serve these important corporate clients.

  HORIZONTAL EXPANSION FOR TOP-MARKET BROADCASTERS. The Company's vision for the future of radio and television broadcasting includes new technology products capitalizing on increasing marketplace demands for digital technology, such as computer controlled air and production consoles and digital audio processing and interfacing devices. The first product in this category, the Integrity TM Digital Broadcast Console (introduced during the Audio Engineering Society ("AES") trade-show in Munich, Germany in 1997), now leads its field as the U.S.'s best-selling digital audio console for radio, selling more units in its first twelve months of production than any other brand. Company management believes that attaining leadership in this emerging market segment is vital to future success in other markets.


                                  <Page  7>
------------------------------------------------------------------------
PRODUCTS AND SERVICES

The Company's mission is to be the preeminent service/solution provider for the domestic and international broadcasting industries. Currently, the Company's products and services are divided into three categories:
Audio Control Consoles, Manufactured Peripheral Equipment and Systems Products and Services. The Company's finds its equipment and services to be consistently ranked among the highest in the industry in quality, reliability, ease of use, maintenance and customer service.

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

2. Manufactured Peripheral Equipment includes distribution amplifiers, audio switchers, studio turrets and control panels, all of which are integral parts of the broadcast environment and are often in use on a 24-hour-per-day, seven-day-per-week basis. The Company sells these products both independently, and as part of system design and integration.

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


                                  <Page  8>
------------------------------------------------------------------------
Results of Operations

The following table sets forth the percentage of revenue represented by certain items in the Company's Condensed Statements of Operations for the periods indicated:

                                           Nine Months Ended         Three Months Ended
                                             September 30               September 30
                                       --------------------------  ----------------------------
                                       1998     1997    Percent    1998     1997      Percent
                                        (unaudited)   Incr.(Decr.)  (unaudited)     Incr.(Decr.)
Net sales                              100.0%   100.0%    28.5%     100.0%   100.0%   (12.7%)

Cost of sales                           63.2%    55.9%    45.3%      62.8%    56.3%    (2.5%)
                                      -------  -------  -------    -------  -------  -------
Gross profit                            36.8%    44.1%     7.2%      37.2%    43.7%   (25.8%)

Expenses:
General and administrative              11.9%    14.1%     8.5%      16.7%    13.4%     9.0%
Selling and marketing                   14.2%    14.8%    23.1%      16.3%    15.7%    (9.5%)
Research and engineering                 7.6%     8.9%    10.7%      10.2%     7.4%    19.8%
Depreciation and amortization            3.1%     3.0%    32.2%       3.9%     4.3%   (19.7%)
                                      -------  -------  -------    -------  -------  -------
Total operating expenses                36.8%    40.8%    16.0%      47.2%    40.8%     0.9%

Income from operations                   0.0%     3.3%  (101.0%)    (10.0%)    2.9%     N/A
                                      -------  -------  -------    -------  -------  -------

Other income (expenses):
Interest income (expense)               (1.0%)    0.1%     N/A       (1.6%)   (0.1%)    N/A
Gain on sale of asset                    0.3%     0.0%     N/A        0.0%     0.0%     N/A
Other                                    0.2%     0.0%     N/A        0.0%     0.1%     N/A
                                      -------  -------  -------    -------  -------  -------
Total other income (expense)            (0.5%)    0.1%     N/A       (1.6%)    0.0%     N/A

Income before income taxes              (0.6%)    3.4%  (121.3%)    (11.6%)    2.9%  (448.7%)

Provision for income taxes               0.2%    (0.7%)    N/A        0.9%     0.1%     N/A
                                      -------  -------  -------    -------  -------  -------
Net income                              (0.4%)    2.7%  (116.4%)    (10.7%)    3.0%  (407.0%)


              N/A = NOT MEANINGFUL AND/OR IN EXCESS OF 100%


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

Sales increased $2,601,000 or 28.5%, from $9,119,000 for the nine months ended September 30, 1997 to $11,720,000 for the nine months ended September 30, 1998. The Company believes the sales increase to be a sign of the continuing growth of the domestic and international broadcasting markets, and the Company's increasing share of those markets. There can be no assurance, however, that the Company's revenues will continue to increase or will be maintained at current levels.

Cost of sales increased $2,311,000 or 45.3% from $5,101,000 to $7,412,000, reflecting increased sales during that period, and increased as a percentage of revenues from 55.9% to 63.2% for the nine months ended September 30, 1998 compared to the same period in 1997. The increase in cost as a percentage of revenues is a result of the sales mix experienced in the nine months ended September 30, 1998, causing a shift in the sales balance between higher margin manufactured products and lower margin purchased products.

Gross profit increased $290,000 (from $4,018,000 to $4,308,000) or 7.2%
primarily due to the increase in sales but decreased as a percent of revenue from 44.1% to 36.8% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1998.


                                  <Page  9>
------------------------------------------------------------------------

General and administrative expenses increased approximately $110,000 or 8.5% for the comparable periods ($1,284,000 in 1997, compared to $1,394,000 in 1998). The increase reflects the Company's sensitivity to the growing organization needed to support market requirements. As a percentage of revenue, general and administrative expenses decreased 2.2%, from 14.1% in 1997 to 11.9% in 1998.

Selling and marketing expenses increased $312,000 or 23.1% from $1,349,000 in 1997 to 1,661,000 in 1998, primarily due to the expansion of sales and marketing support staff to better address new market trends and dynamics. Selling and marketing expenses as a percentage of revenue decreased 0.6% from 14.8% in the comparable period in 1997 to 14.2% during the nine months ended September 30, 1998.

Research and engineering expenses increased $86,000 or 10.7% from $810,000 for the nine months ended September 30, 1997 to $897,000 for the nine months ended September 30, 1998. Research and engineering expenses decreased as a percentage of revenue, from 8.9% for the nine months ended September 30, 1997 to 7.6% for the nine months ended September 30, 1998. The Company believes that continuing research and development of new products is essential for maintaining leadership in core markets.

Capitalized research and engineering costs, pursuant to SFAS 86, for the nine months ended September 30, 1998 are approximately $270,000. The Company capitalized such costs in the amount of $509,000 for the comparable period in 1997.

Income from operations decreased $305,000, from $302,000 for the nine months ended September 30, 1997 to a loss of $3,000 for the nine months ended September 30, 1998 reflecting the 7.2% increase in gross margin offset by the 16.0% increase in operating expenses for the comparable period. Operating income, as a percentage of revenue, decreased from 3.3% for the nine months ended September 30, 1997 to 0.0% for the nine months ended September 30, 1998.

Net interest expense increased $129,000 from the comparable period, reflecting an increase in borrowings on the line of credit and the establishment of long term debt. The Company has liquidated its entire investment portfolio as of September 30, 1998 and recognized a gain of approximately $34,000 for the nine months ended September 30, 1998.

The combined results, as discussed above, yielded a net loss before taxes of $67,000 for the nine months ended September 30, 1998 compared to $313,000 for the nine months ended September 30, 1997, a decrease of 121.3%.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

Sales decreased $446,000 or 12.7%, from $3,515,000 for the three months ended September 30, 1997 to $3,069,000 for the three months ended September 30, 1998. The Company believes the sales decrease to be a result of the timing of anticipated larger system projects moving into next quarter.

Cost of sales decreased $49,000 or 2.5% from $1,977,000 to $1,928,000 due to the sales increase, and increased as a percent of revenues by 6.5% for the three months ended September 30, 1998 compared to the same period in 1997. The decrease in cost as a percentage of revenues is a result of the sales mix experienced in the period ended September 30, 1998, causing a shift in the sales balance between higher margin manufactured products and lower margin purchase products.

Gross profit decreased from $1,538,000 as of September 30, 1997 to $1,141,000 for the same period ended 1998 or 25.8% due primarily to the increase in sales, and decreased as a percent of revenue from 43.7% to 37.2%, for the three months ended September 30, 1997 compared to the three months ended September 30, 1998 due to the higher cost of sales as described above.

General and administrative expenses increased approximately $42,000, or 9.0% for the comparable periods ($471,000 in 1997, compared to $513,000 in 1998), as a result of the Company's increased pursuit of the widening range of opportunities within the industry. As a percent of revenue, general and administrative expenses increased 3.3%, from 13.4% in 1997 to 16.7% in 1998.

Selling and marketing expenses decreased $52,000 or 9.5% from $553,000 in 1997 to $501,000 in 1998 due, primarily, to additional sales professionals and advertising costs. The Company expects to take advantage of the growing radio market, and will continue to invest prudently in this area to maximize market penetration. Selling and marketing expenses as a percentage of revenue increased 0.6% from 15.7% in 1997 to 16.3% during the three months ended September 30, 1998.


                                  <Page 10>
------------------------------------------------------------------------

Research and engineering expenses increased $52,000 or 19.8% from $260,000 for the three months ended September 30, 1997 to $312,000 for the three months ended September 30, 1998. The primary reason for the increase is that, beginning in 1998, the Company reclassified certain customer service and end-product support expense categories from sales and marketing to the engineering department, providing a more accurate expense allocation.

Capitalized research and engineering costs, pursuant to Statement of Financial Accounting Standards No. 86, for the three months ended September 30, 1998 are approximately $55,000. The Company capitalized such costs in the amount of $97,000 for the comparable period in 1997. Research and engineering expenses increased, as a percent of revenue, from 7.4% for the three months ended September 30, 1997 to 10.2% for the three months ended September 30, 1998.

Income from operations decreased $409,000 from a profit of $103,000 for the three months ended September 30, 1997 to a loss of $3,000 for the three months ended September 30, 1998 reflecting the 12.7% decrease in sales, and 25.8% decrease in gross profit for the comparable periods. Operating income, as a percent of revenue, decreased by 12.9% from 2.9% for the three months ended September 30, 1997 to (10.0%) for the three months ended September 30, 1998.

Net interest expense increased $44,000 over the comparable period, reflecting an increase in borrowings pursuant to debt obligations, the line of credit, and a decrease in interest bearing investments.

The combined results, as discussed above, yielded a net loss before taxes of $355,000 for the three months ended September 30, 1998 compared to a net income before taxes of $102,000 for the three months ended September 30, 1997. This decrease is directly attributable to changes in the mix of products sold during this period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements through equity financing, cash flows from operations and bank borrowings. Under the terms of some project contracts, the Company requires deposits upon project acceptance, then invoices the customer based upon the completion of specified conditions and/or milestones. Depending upon the stage of completion and the size of the contract, it may be necessary for the Company, from time to time, to finance a portion of its working capital needs until the realization of income from milestones has been achieved. Additionally, developing and launching new products has exerted additional pressure on the working capital requirements of the Company.

The Company's current ratio remained at 1.4 as of September 30, 1998 compared to December 31, 1997. The Company experienced an increase in working capital of approximately $148,000 from $1,483,000 at December 31, 1997 to $1,630,000 at September 30, 1998.

The Company's operating activities consumed cash of $378,000 for the nine months ended September 30, 1998, primarily due to increases in accounts receivable ($1,186,000) and a decrease in customer advances ($309,000). These were offset by an increase in accounts payable ($602,000).

Cash used in investing activities for the nine months ended September 30, 1998 totaled $225,000. Such investing activities included purchases of property and equipment ($411,000), offset by proceeds from the sale of investments of $185,000.

Cash provided by financing activities was $653,000 for the nine months ended September 30, 1998. This consisted primarily of the proceeds from borrowings on the Company's line of credit and long term debt of $750,000.

                                  <Page 11>
------------------------------------------------------------------------

On October 5, 1998, the Company entered into a line of credit facility and a promissory note transaction with a bank for $3,000,000 and $625,000, respectively. In addition to doubling the line of credit available to the Company, the new debt also carries more favorable terms, conditions and covenants as follows: tangible net worth of not less than $2,400,000; a leverage ratio of not more than 2.5:1; a debt service coverage ratio of not less than 1.25:1 and a trading ratio of not less than 1.15:1. The line of credit bears interest at a rate of prime plus .25% (currently 8.5%) and matures on 10/04/1999. The term loan is payable in 59 consecutive monthly principal payments of $10,833 each plus interest at prime plus .25%

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

Assuming no material changes in the Company's operating plans, the Company believes that cash generated from operations and cash available under its current credit line will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, the Company may seek additional debt or equity financing to meet these requirements. In addition, in the event that the Company elects to acquire complementary businesses, products or technologies, the Company may require additional funding prior to that time. There can be no assurance that the Company will be able to obtain such financing at favorable terms or at all.

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement of Financial Accounting Standards 128, "Earnings per Share" (SFAS 128). The new standard revises the disclosure requirements of earnings per share, simplifies the computation of earnings per share and increases the comparability of earnings per share on an international basis. SFAS 128 was effective for the Company for the year ending December 31, 1997. The Company has determined that the impact in adopting SFAS 128 is not material to its financial statements.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The implementation of SFAS 130 for the fiscal quarter ended September 30, 1998, did not have a material effect on the Company's results of operations for the current or prior periods.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS 131 for the fiscal quarter ended September 30, 1998, did not have a material effect on the Company's reporting disclosures for the current or prior periods.

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


                                  <Page 12>
------------------------------------------------------------------------

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Year 2000 computer issue presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. Aside from the well known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions. The Year 2000 issue also affects the Company's internal systems, including information technology (IT) and non-IT systems. Based on recent and ongoing assessment, the Company has determined that it will be required to modify or replace portions of its software that has been sold to customers so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's management believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues is not material. All organizations dealing with the Year 2000 must address the effect the issue will have on their third-party supply chain. The Company is undertaking steps to identify its key third-party vendors and to formulate a system of working with them to avoid business interruptions in 2000. The Company currently anticipates completing the Year 2000 project within one year, but not later than March 31, 1999, which is prior to any anticipated impact on its operating systems. The costs of the project, and the date on which the Company believes it will complete Year 2000 modifications are based on Company management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. Resolving any Year 2000 issues is a worldwide phenomenon that will likely absorb a substantial portion of IT budgets and attention in the near term. However, the impact of the Year 2000 on future Company revenue is difficult to discern but is a risk to be considered in evaluating future growth of the Company.

The Company's expense levels have increased since its initial public offering in May of 1996, as it added personnel and infrastructure in anticipation of revenue growth. The Company anticipates this growth will come from new product offerings and increased demand overall, created by the continuing mergers and acquisition activities in the radio broadcast industry. The customer base has decreased in numbers, but increased in relative size. The Company has benefited in nearly every instance of one customer merging with another. This can be attributed both to the Company's leadership role within the industry and successful history with nearly all major potential customers. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade-shows, changes in product development, sales and marketing expenditures, production limitations and sales activity. The Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed. Therefore, variations in the timing of revenue recognition could possibly cause fluctuations in operating results from quarter to quarter and could result in unanticipated quarterly earnings shortfalls or losses.

Changing technologies and new product introductions characterize the markets for the Company's products, services and systems. The Company's future success will depend in part upon its continued ability to react to, and anticipate, changing requirements and preferences within its target markets. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies obsolete and therefore non-competitive.

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


                                  <Page 13>
------------------------------------------------------------------------

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

Following are steps management has taken to improve operations for the next 12-months: (1) Focusing its sales and marketing efforts on expanding its domestic and international opportunities; (2) Introducing new solutions to respond to new trends and customer demands; (3) Enhance the core competencies already within the Company's manufacturing operations, while taking advantage of skills in place at key suppliers, thus forming key partner relationships; (4) Restructuring the Company to exhibit a market/customer driven operation, thus targeting new business and service needs in the expanding international and domestic marketplaces; and (5) refocusing the Company's organization to positively impact overhead and operating expenses. There can be no assurance the Company can maintain profitable operations in the future.


                 PACIFIC RESEARCH & ENGINEERING CORPORATION
                       PART II - OTHER INFORMATION


Item   1.  LEGAL PROCEEDINGS
             None.
Item   2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
             None.
Item   3.  DEFAULTS UPON SENIOR SECURITIES
             None.
Item   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
             The Annual Meeting of Shareholders of the Company was held on June 25, 1998. The following items were voted upon by the shareholders with all items being approved.

             a. To elect five directors to serve for the ensuing year and until their successors are elected.

                            Votes    Votes against  Abstained   Broker
                             for      or withheld              Non-Votes
                          ---------    ---------    --------    --------
       Jack Williams      2,000,947        3,140        -           -
       Michael Bosworth   2,000,947        3,140        -           -
       John Lane          1,992,267       11,820        -           -
       John Robbins       2,000,947        3,140        -           -
       Herbert McCord     2,000,947        3,140        -           -

             b. To approve an amendment to the Company's 1996 Omnibus Stock Plan to increase the shares reserved for issuance by 200,000.

                        Votes    Votes against  Abstained   Broker
                         for      or withheld              Non-Votes
                      ---------    ---------    --------    --------
                      1,336,933       56,080      12,089        -

             c. To ratify the appointment of Harlan & Boettger, LLP as the independent accountants for the Company.

                        Votes    Votes against  Abstained   Broker
                         for      or withheld              Non-Votes
                      ---------    ---------    --------    --------
                      1,988,818        3,180      12,089        -

Item   5.  OTHER INFORMATION
             None.
Item   6.  EXHIBITS AND REPORTS ON FORM 8-K
             a.  Exhibits.
             The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.
             b.  Reports on Form 8-K.
                   None.

                                  <Page 14>
------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PACIFIC RESEARCH & ENGINEERING CORP.

                                  By   /s/ Jack Williams
                                       Jack Williams
                                       Chairman, Chief Executive Officer

                                  <Page 15>
------------------------------------------------------------------------
EXHIBIT INDEX

Exhibit
Number           Exhibit Title

11.1             Calculation of Earnings Per Share


EXHIBIT 10.13 Line of Credit Facility and Note Payable between the Registrant and Imperial Bank dated October 5, 1998



Imperial Bank
----------------------------
 INNOVATIVE BUSINESS BANKING
       Member FDIC


                                PROMISSORY NOTE

  Principal     Loan Date      Maturity    Loan No    Call    Collateral
$3,000,000.00   10-05-1998    10-04-1999

                        Account    OFFICER    INITIAL
                        829342       MB       /S/MB

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or term.


Borrower:  PACIFIC RESEARCH &          Lender: Imperial Bank
           ENGINEERING CORPORATION             San Diego Regional Office
           2070 LAS PALMAS DRIVE               701 B Street, Suite 600
           CARLSBAD, CA 92009                  San Diego, CA 92112-4168

========================================================================
Principal Amount:              Initial Rate:            Date of Note:
  $3,000,000.00                   8.500%                October 5,1998

PROMISE TO PAY. PACIFIC RESEARCH & ENGINEERING CORPORATION ("Borrower") promises to pay to Imperial Bank ("Lender"), or order, in lawful money of the United States of America, the principal amount of Three Million & 00/100 Dollars ($3,000,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid Interest on October 4, 1999. In addition, Borrower will pay regular monthly payments of accrued unpaid interest beginning November 5, 1998, and all subsequent interest payments are due on the same day of each month after that. The annual interest rate for this Note is computed on a 365/360) basis: that is , by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to any unpaid collection costs and any late charges, then to any unpaid interest, and any remaining amount to principal.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is the Imperial Bank Prime Rate (the "Index"). The Prime Rate is the rate announced by Lender as its Prime Rate of interest from time to time. Lender will tell Borrower the current index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each day. The index currently is 8.250%. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 0.250 percentage points over the Index, resulting in an initial rate of 8.500%. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT; MINIMUM INTEREST CHARGE. In any event, even upon full prepayment of this Note, Borrower understands that Lender is entitled to a minimum interest charge of $250.00. Other than Borrower's obligation to pay any minimum interest charge, Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.

LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged 5.000% of the unpaid portion of the regularly scheduled payment.

DEFAULT. Borrower will be in default if any of the following happens:
(a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (d) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (e) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (f) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note. (g) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired. (h) Lender in good faith deems itself insecure.

If any default, other than a default in payment, is curable and if Borrower has not been given a notice of a breach of the same provision of this Note within the preceding twelve (12) months, it may be cured (and no event of default will have occurred) if Borrower, after receiving written notice from Lender demanding cure of such default; (a) cures the default within ten (10) days; or (b) if the cure requires more than ten (10) days, immediately initiates steps which Lender deems in Lender's sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practical.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon Borrower's failure to pay all amounts declared due pursuant to this section, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following: (a) increase the variable interest rate on this Note to
5.250 percentage points over the Index, and (b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Los Angeles County, the State of California. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. (Initial Here /S/DCN, /S/LEE, /S/JKW) This Note shall be governed by and construed in accordance with the laws of the State of California.

DISHONORED ITEM FEE. Borrower will pay a fee to Lender of $25.00 if Borrower makes a payment on Borrower's loan and the check or preauthorized charge with which Borrower pays is later dishonored.

RIGHT OF SETOFF. Borrower grants to Lender a contractual security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on this Note against any and all such accounts.

LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note may be requested orally by Borrower or by an authorized person. All oral requests shall be confirmed in writing on the day of the request. All communications, instructions, or directions by telephone or otherwise to Lender are to be directed to Lender's office shown above. The following party or parties are authorized to request advances under the line of credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: DONALD C. NAAB, PRESIDENT; LARRY EYLER, VICE PRESIDENT/SECRETARY; and JACK WILLIAMS, CHAIRMAN/CEO. Borrower agrees to be liable for all sums either (a) advanced in accordance with the instructions of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (b) Borrower or any guarantor ceases doing business or is insolvent (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender:
(d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (e) Lender in good faith deems itself insecure under this Note or any other agreement between Lender and Borrower.

REFERENCE PROVISION. 1.     Other than (i) non-judicial foreclosure and
all matters in connection therewith regarding security interests in real or personal property; or (ii) the appointment of a receiver, or the exercise of other provisional remedies (any and all of which may be initiated pursuant to applicable law), each controversy dispute or claim between the parties arising out of or relating to this document ("Agreement"), which controversy, dispute or claim is not settled in writing within thirty (30) days after the "Claim Data" (defined as the date on which a party subject to the Agreement gives written notice to all other parties that a controversy, dispute or claim exists), will be settled by a reference proceeding in California in accordance with the provisions of Section 638 et sequiter of the California Code of Civil Procedures, or their successor section ("CCP"), which shall constitute the exclusion remedy for the settlement of any controversy, dispute or claim concerning this Agreement, including whether such controversy, dispute or claim is subject to the reference proceeding and except as set forth above, the parties waive their rights to initiate any legal proceedings against each other in any court or jurisdiction other than the Superior Court in the County where the Real Property, if any, is located or Los Angeles County if none (the Court"). The referee shall be a retired Judge of the Court selected by mutual agreement of the parties, and if they cannot so agree within forty-five (45) days after the Claim Date, the referee shall be promptly selected by the Presiding Judge of the Court (or has representative). The referee shall be appointed to sit as a temporary judge, with all of the powers for a temporary judge, as authorized by law, and upon selection should take and subscribe to the oath of office as provided for in Rule 244 of the California Rules of Court (or any subsequently enacted Rule). Each party shall have one peremptory challenge pursuant to CCP 170.6. The referee shall (a) be requested to set the matter for hearing within sixty (60) days after the Claim Date and (b) try any and all issues of law or fact and report a statement of decision upon them, if possible, within ninety (90) days of the Claim Date. Any decision rendered by the referee will be final, binding and conclusive and judgement shall be entered pursuant to CCP 644 in any court in the State of California having jurisdiction. Any party may apply for a reference proceeding at any time after thirty (30) days following notice to any other party of the nature of the controversy, dispute or claim, by filing a petition for a hearing and/or trial. All discovery permitted by this Agreement shall be completed no later than fifteen (15) days before the first hearing date established by the referee, The referee may extend such period in the event of a party's refusal to provide requested discovery for any reason whatsoever, including, without limitation, legal objections raised to such discovery or unavailability of a witness due to absence or illness. No party shall be entitled to "priority" in conducting discovery. Depositions may be taken by either party upon seven (7) days written notice, and request for production or inspection of documents shall be responded to within ten (10) days after service. All disputes relating to discovery which cannot be resolved by the parties shall be submitted to the referee whose decision shall be final and binding upon the parties. Pending appointment of the referee as provided herein, the Superior Court is empowered to issue temporary and/or provisional remedies, as appropriate.

2. Except as expressly set forth in this Agreement, the referee shall determine the manner in which the reference proceeding is conducted including the time and place of all hearings, the order of presentation of evidence, and all other questions that arise with respect to the course of the reference proceeding. All proceedings and hearings conducted before the referee, except for trial, shall be conducted without a court reporter, except that when any party so requests, a court reporter will be used at any hearing conducted before the referee. The party making such a request shall have the obligation to arrange for and pay for the court reporter. The costs of the court reporter at the trial shall be borne equally by the parties.

3. The referee shall be required to determine all issues in accordance with existing case law and the statutory laws of the State of California. The rules of evidence applicable to proceedings at law in the State of California will be applicable to the reference proceeding. The referee shall be empowered to enter equitable as well as legal relief, to provide all temporary and/or provisional remedies and to enter equitable orders that will be binding upon the parties. The referee shall issue a singe judgment at the close of the reference proceeding which shall dispose of all of the claims of the parties that are the subject of the reference. The parties hereto expressly reserve the right to contest or appeal from the final judgment or any appealable order or appealable judgment entered by the referee. The parties hereto expressly reserve the right to findings of fact, conclusions of law, a written statement of decision, and the right to move for a new trial or a different judgment, which new trial, if granted, is also to be a reference proceeding under this provision.

4. In the event that the enabling legislation which provides for appointment of a referee is repealed (and no successor statute is enacted), any dispute between the parties that would otherwise be determined by the reference procedure herein described will be resolved and determined by arbitration. The arbitration will be conducted by a retired judge of the Court, in accordance with the California Arbitration Act, 1280 through 1294.2 of the CCP as amended from time to time. The limitations with respect to discovery as set forth herein above shall apply to any such arbitration proceeding.

CREDIT AGREEMENT. This Note is subject to the provisions of the Credit Agreement dated October 5, 1998 and all amendments thereto and replacements therefor.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive any applicable statute of limitations, presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE
PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE
PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

BORROWER:

PACIFIC RESEARCH & ENGINEERING CORPORATION


By:
_____/S/ DONALD C. NAAB_________           ______/S/ LARRY EYLER______
DONALD C. NAAB, PRESIDENT,                 LARRY EYLER, VICE PRESIDENT/
                                                        SECRETARY

_____/S/ JACK WILLIAMS__________
JACK WILLIAMS, CHAIRMAN/CEO


------------------------------------------------------------------------
-----
Imperial Bank
----------------------------
 INNOVATIVE BUSINESS BANKING
       Member FDIC


                                PROMISSORY NOTE

  Principal     Loan Date      Maturity    Loan No    Call    Collateral
$  650,000.00   10-05-1998    10-06-2003

                        Account    OFFICER    INITIAL
                        629342       MB       /S/MB

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or term.


Borrower:  PACIFIC RESEARCH &          Lender: Imperial Bank
           ENGINEERING CORPORATION             San Diego Regional Office
           2070 LAS PALMAS DRIVE               701 B Street, Suite 600
           CARLSBAD, CA 92009                  San Diego, CA 92112-4168

========================================================================
Principal Amount:                                       Date of Note:
$  650,000.00                                           October 5, 1998

PROMISE TO PAY. PACIFIC RESEARCH & ENGINEERING CORPORATION ("Borrower") promises to pay to Imperial Bank ("Lender"), or order, in lawful money of the United States of America, the principal amount of Six Hundred Fifty Thousand & 00/100 Dollars ($650,000.00), together with interest on the unpaid principal balance from October 5, 1996, until paid in full.

PAYMENT, Subject to any payment changes resulting from changes in the index, Borrower will pay this loan in accordance with the following payment schedule:

     59 consecutive monthly principal payments of $10,833.33 each, beginning November 3,1998, with interest calculated on the unpaid principal balances at an interest rate of 0.250 percentage points over the index described below; 59 consecutive monthly interest payments, beginning November 3, 1998, with interest calculated on the unpaid principal balances at an interest rate of 0.250 percentage points over the Index described below;
     1 principal payment of $10,833.53 on October 6, 2003, with interest calculated on the unpaid principal balances at an interest rate of 0.250 percentage points over the Index described below; and 1 interest payment on October 6, 2003, with interest calculated on the unpaid principal balances at an interest rate of O.25O percentage points over the Index described below. This estimated final payment is based on the assumption that all payments will be made exactly as scheduled and that the Index does not change; the actual final payment will be for all principal and accrued interest not yet paid, together with any other unpaid amounts under this Note.

The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to any unpaid collection costs and any late charges, then to any unpaid interest, and any remaining amount to principal.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is the Imperial Bank Prime Rate (the "Lender"). The Prime Rate is the rate announced by Lender as its Prime Rate of interest from time to time. Lender will tell Borrower the current Index rate upon Borrower's request, Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each day. The Index currently is 8.250%. The interest rate or rates to be applied to the unpaid principal balance of this Note will be the rate or rates set forth above in the "Payment" section. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law. Whenever increases occur in the interest rate, Lender, at its option, may do one or more of the following: (a) increase Borrower's payments to ensure Borrower's loan will pay off by its original final maturity date, (b) increase Borrower's payments to cover accruing interest, (c) increase the number of Borrower's payments, and (d) continue Borrower's payments at the same amount and increase Borrower's final payment.

PREPAYMENT; MINIMUM INTEREST CHARGE. In any event, even upon full prepayment of this Note, Borrower understands that Lender is entitled to a minimum interest charge of $250.00. Other than Borrower's obligation to pay any minimum interest charge. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the principal balance due and may result in Borrower making fewer payments.

LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged 5.000% of the unpaid portion of the regularly scheduled payment

DEFAULT. Borrower will be in default if any of the following happens:
(a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (d) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws, (e) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (i) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note, (g) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired. (h) Lender in good faith deems itself insecure.

If any default, other than a default in payment, is curable and if Borrower has not been given a notice of a breach of the same provision of this Note within the preceding twelve (12) months, it may be cured (and no event of default will have occurred) if Borrower, after receiving written notice from Lender demanding cure of such default (a) cures the default within ten (10) days; or (b) if the cure requires more than ten (10) days, immediately initiates steps which Lender deems in Lender's sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practical.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon Borrower's failure to pay all amounts declared due pursuant to this section, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following: (a) increase the variable interest rate on this Note
5.000 percentage points, and (b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including attorneys fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgement collection services. Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. If there is a lawsuit Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Los Angeles County, the State of California. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. (Initial Here /S/DCN, /S/LEE, /S/JKW) This Note shall be governed by and construed in accordance with the laws of the State of California.

DISHONORED ITEM FEE. Borrower will pay a fee to Lender of $25.00 if Borrower makes a payment on Borrower's loan and the check or preauthorized charge with which Borrower pays is later dishonored.

RIGHT OF SETOFF. Borrower grants to Lender a contractual security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on this Note against any and all such accounts.

REFERENCE PROVISION. 1.     Other than (i) non-judicial foreclosure and
all matters in connection therewith regarding security interests in real or personal property; or (ii) the appointment of a receiver, or the exercise of other provisional remedies (any and all of which may be initiated pursuant to applicable law), each controversy dispute or claim between the parties arising out of or relating to this document ("Agreement"), which controversy, dispute or claim is not settled in writing within thirty (30) days after the "Claim Data" (defined as the date on which a party subject to the Agreement gives written notice to all other parties that a controversy, dispute or claim exists), will be settled by a reference proceeding in California in accordance with the provisions of Section 638 et sequiter of the California Code of Civil Procedures, or their successor section ("CCP"), which shall constitute the exclusion remedy for the settlement of any controversy, dispute or claim concerning this Agreement, including whether such controversy, dispute or claim is subject to the reference proceeding and except as set forth above, the parties waive their rights to initiate any legal proceedings against each other in any court or jurisdiction other than the Superior Court in the County where the Real Property, if any, is located or Los Angeles County if none (the Court"). The referee shall be a retired Judge of the Court selected by mutual agreement of the parties, and if they cannot so agree within forty-five (45) days after the Claim Date, the referee shall be promptly selected by the Presiding Judge of the Court (or has representative). The referee shall be appointed to sit as a temporary judge, with all of the powers for a temporary judge, as authorized by law, and upon selection should take and subscribe to the oath of office as provided for in Rule 244 of the California Rules of Court (or any subsequently enacted Rule). Each party shall have one peremptory challenge pursuant to CCP 170.6. The referee shall (a) be requested to set the matter for hearing within sixty (60) days after the Claim Date and (b) try any and all issues of law or fact and report a statement of decision upon them, if possible, within ninety
(90) days of the Claim Date. Any decision rendered by the referee will be final, binding and conclusive and judgement shall be entered pursuant to CCP 644 in any court in the State of California having jurisdiction. Any party may apply for a reference proceeding at any time after thirty
(30) days following notice to any other party of the nature of the controversy, dispute or claim, by filing a petition for a hearing and/or trial. All discovery permitted by this Agreement shall be completed no later than fifteen (15) days before the first hearing date established by the referee, The referee may extend such period in the event of a party's refusal to provide requested discovery for any reason whatsoever, including, without limitation, legal objections raised to such discovery or unavailability of a witness due to absence or illness. No party shall be entitled to "priority" in conducting discovery. Depositions may be taken by either party upon seven (7) days written notice, and request for production or inspection of documents shall be responded to within ten (10) days after service. All disputes relating to discovery which cannot be resolved by the parties shall be submitted to the referee whose decision shall be final and binding upon the parties. Pending appointment of the referee as provided herein, the Superior Court is empowered to issue temporary and/or provisional remedies, as appropriate.

2. Except as expressly set forth in this Agreement, the referee shall determine the manner in which the reference proceeding is conducted including the time and place of all hearings, the order of presentation of evidence, and all other questions that arise with respect to the course of the reference proceeding. All proceedings and hearings conducted before the referee, except for trial, shall be conducted without a court reporter, except that when any party so requests, a court reporter will be used at any hearing conducted before the referee. The party making such a request shall have the obligation to arrange for and pay for the court reporter. The costs of the court reporter at the trial shall be borne equally by the parties.

3. The referee shall be required to determine all issues in accordance with existing case law and the statutory laws of the State of California. The rules of evidence applicable to proceedings at law in the State of California will be applicable to the reference proceeding. The referee shall be empowered to enter equitable as well as legal relief, to provide all temporary and/or provisional remedies and to enter equitable orders that will be binding upon the parties. The referee shall issue a singe judgment at the close of the reference proceeding which shall dispose of all of the claims of the parties that are the subject of the reference. The parties hereto expressly reserve the right to contest or appeal from the final judgment or any appealable order or appealable judgment entered by the referee. The parties hereto expressly reserve the right to findings of fact, conclusions of law, a written statement of decision, and the right to move for a new trial or a different judgment, which new trial, if granted, is also to be a reference proceeding under this provision.

4. In the event that the enabling legislation which provides for appointment of a referee is repealed (and no successor statute is enacted), any dispute between the parties that would otherwise be determined by the reference procedure herein described will be resolved and determined by arbitration. The arbitration will be conducted by a retired judge of the Court, in accordance with the California Arbitration Act, 1280 through 1294.2 of the CCP as amended from time to time. The limitations with respect to discovery as set forth herein above shall apply to any such arbitration proceeding.

CREDIT AGREEMENT. This Note is subject to the provisions of the Credit Agreement dated October 5, 1998 and all amendments thereto and replacements therefor.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive any applicable statute of limitations, presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE
PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE
PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

BORROWER:

PACIFIC RESEARCH & ENGINEERING CORPORATION


By:
_____/S/ DONALD C. NAAB_________            ______/S/ LARRY EYLER______
DONALD C. NAAB, PRESIDENT,                  LARRY EYLER, VICE PRESIDENT/
                                                         SECRETARY

_____/S/ JACK WILLIAMS__________
JACK WILLIAMS, CHAIRMAN/CEO



EXHIBIT 11.1 Statement re: Computation of Per Share Earnings (Loss)

                                                     Nine Months Ended
September 30,
                                                       -----------------
----------
                                                           1998
1997
                                                       ------------   --
----------
                                                        (unaudited)
(unaudited)

PRIMARY
Weighted average common shares outstanding               2,305,500
2,305,500
Common equivalent shares attributable to convertible
  Preferred stock                                             -
-
Common equivalent shares attributable to the net
  effect of Dilutive stock options based on the
  treasury stock method using average market price            -
-
                                                       ------------   --
----------
Number of shares used in computing per share amounts     2,305,500
2,305,500
                                                       ------------   --
----------
Net income                                             $   (41,384)   $
252,568
Net income per share                                   $    (0.02)    $
0.11

FULLY DILUTED
Weighted average common shares outstanding               2,305,500
2,305,500
Common equivalent shares attributable to convertible
  preferred stock                                             -
-
Common equivalent shares attributable to the net
  effect of dilutive stock options based on the
  treasury stock method using quarter end (period-end)
  price, if higher than average market price                  -
3,162
                                                       ------------   --
----------
Number of shares used in computing per share amounts     2,305,500
2,308,662
                                                       ------------   --
----------
Net income                                             $   (41,384)   $
252,568
Net income per share                                   $    (0.02)    $
0.11


                                  <Page 16>
------------------------------------------------------------------------
-----
Exhibit Index


3.1      Articles of Incorporation of the Company (1)
3.2      Bylaws of the Company (1)

4.1      Warrant Agreement (1)
4.2      Warrant Certificate (1)
4.3      Stock Certificate (1)
4.4      Unit Certificate (1)

10.1     Lease Agreement dated May 9, 1995 (1)
10.2     Sublease Agreement dated May 9, 1995 by and between the
           Registrant and Pacific Metal Fabricators (1)
10.3     Employment Contract by and between the Registrant and Jack
           Williams (1)
10.4     Employment Contract by and between the Registrant and Michael
           Dosch (1)
10.5     Employment Contract by and between the Registrant and Larry
           Eyler (1)
10.6     Employment Contract by and between the Registrant and David
           Pollard (1)
10.7     1996 Omnibus Stock Plan and form of Stock Option Agreement thereunder (1)
10.8     Asset Purchase Agreement between the Registrant and Pacific
           Metal Fabricators, Inc. (1)
10.9     Employment Contract by and between the Registrant and Susan
           Dingethal (1)
10.10    Employment Contract by and between the Registrant and Donald
           Naab(2)
10.11    Lease Agreement dated December 19, 1997(2)
10.12    Line of Credit Facility by and between the Registrant and
           Union Bank March 11, 1998(2)
10.13    Line of Credit Facility and Note Payable between the Registrant and Imperial Bank dated October 5, 1998

11.1     Calculation of Earnings Per Share

27.1     Financial Data Schedule


(1) Previously filed as an exhibit to the Company's Form SB-2, file no. 333-858-LA, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's June 30, 1998 Form 10-QSB, and incorporated herein by reference.


                                  <Page 17>
------------------------------------------------------------------------