Form 10KSB40
period 1998-12-31
PACIFIC RESEARCH & ENGINEERING CORP
filed 1999-04-14
CIK 1007583

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-KSB
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER 001-11773

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  CALIFORNIA                                     95-2638420
(STATE OR OTHER JURISDICTION OF INCORPORATION        (IRS EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

                             2070 LAS PALMAS DRIVE
                           CARLSBAD, CALIFORNIA 92009
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER: (760) 438-3911

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

          COMMON STOCK, NO PAR VALUE
        COMMON STOCK PURCHASE WARRANTS                    AMERICAN STOCK EXCHANGE
        ------------------------------                    -----------------------
               (TITLE OF CLASS)                 (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuers' revenues for the year ended December 31, 1998 were $14.052 million. The aggregate market value of the registrant's voting Common Stock, held by non-affiliates, based on the closing price for registrant's Common Stock as reported by the American Stock Exchange on April 1, 1999 was approximately $886,400. This amount was calculated by excluding shares of Common Stock held by officers, directors, and stockholders owning in excess of 10% of the registrant's common stock, as a group, from the total outstanding shares solely for the purposes of this response. As of April 1, 1999 there were 2,305,500 shares of the issuers common stock and warrants to purchase 750,100 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Form 14a -- Proxy Statement is incorporated by reference in Items 9, 10, 11 and
                                       12

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I....................................................................    1
     Item 1.  Business....................................................    1
     Item 2.  Properties..................................................    9
     Item 3.  Legal Proceedings...........................................    9
     Item 4.  Submission of Matters to a Vote of Security Holders.........    9
PART II...................................................................   10
     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................   10
     Item 6.  Selected Financial Data.....................................   11
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results
              of Operations...............................................   12
     Item 8.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure....................................   15
PART III..................................................................   16
     Item 9.  Directors, Executive Officers, Promoters, and Control
              Persons; Compliance with Section 16(a) of The Exchange
              Act.........................................................   16
     Item 10. Executive Compensation......................................   16
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management..................................................   16
     Item 12. Certain Relationships and Related Transactions..............   16
     Item 13. Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................   16

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION -- GENERAL

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

     Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to introduce new products, the concentration of the Company's current products in a relatively narrow segment of the professional audio market, technological change, increased competition in the industry, the Company's ability to manage its growth, its limited protection of technology and trademarks, the Company's dependence on limited representatives, distributors, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

THE COMPANY

     Since its incorporation in 1969, Pacific Research & Engineering Corporation ("PR&E") or (the "Company") has produced high quality audio products and studio design services for the radio and television broadcasting industry. The Company's products address the technical operating requirements of control rooms and broadcast studio facilities. These include audio control consoles and peripheral products for radio and television stations as well as technical furniture and studio design/integration services. The Company has historically targeted the top-rated radio stations and network facilities in the major United States broadcast markets. The Company believes that it has established a superior reputation in its targeted market for product reliability and service. In 1997 PR&E began a strategic initiative to expand its product offerings and marketing efforts to middle and small market broadcasters in the U.S. and to introduce its products internationally. To date, the Company has equipped more than 2,000 radio and television stations worldwide.

INDUSTRY OVERVIEW

  Station trends

     According to the Radio Advertising Bureau ("RAB"), an industry Analyst and trade association, radio advertisers spent the following for each calendar year:

   1994           1995           1996           1997              1998
   ----           ----           ----           ----              ----
$        10
  billion..    $11 billion    $12 billion    $14 billion    $15 billion (est)

     According to further RAB research, 98% of the U.S. population listens to radio. Radio continues to be an advertising medium of choice for targeting specific segments of the consumer marketplace. Opportunities created by advertising growth and changes in Federal Communication Commission (FCC) regulations have caused many changes in radio station ownership and operation, with new stations, new formats, combined station facilities, local marketing agreements and "Superduopoly" stations, all creating the need for new studio equipment and services. The Company believes it is well positioned to take advantage of this trend.

     The Company's primary market has been the U.S. radio broadcast industry, which now numbers over 13,000 operating licensees of the FCC. Historically, the radio broadcasting industry has continuously developed new programming and embraced new technology to survive and compete effectively with the wide variety of advertising media. The Company believes that regulatory changes by the FCC in 1996 regarding multiple station operation are not only changing the ownership structure of the radio broadcasting industry, but are also creating additional applications and opportunities for the Company to introduce new and more efficient technologies. Following a complex market size and share formula, an entity may now own up to eight stations in one market.

     Radio markets are commonly ranked according to data collected on the 12+ age group population located within the various Arbitron metro survey areas. Each radio market is assigned a rank according to the population of the listening area. For example, the "Top 10 Markets" are New York, Los Angeles, Chicago, San Francisco, Philadelphia, Detroit, Dallas, Boston, Washington DC, and Houston.

     The following table sets forth the Company's customers according to market share breakdown based on the Arbitron market ranking as of December 31, 1998.

                                             PERCENTAGE
                                               OF PR&E
                                             CLIENTS IN
   RADIO          TOTAL          PR&E          MARKET
MARKET RANK     STATIONS        CLIENTS        RANK(I)
-----------    -----------    -----------    -----------
1-50.......        2008           534        26.59%
51-100.....        1303           110        8.44%
101-150....         900            68        7.55%
151-261....        1682            63        3.74%
262+.......        6579            52        0.79%

     Each market's radio stations are rated by Arbitron according to their market share or listener audience. The Company has historically targeted those stations in the top 30 markets that have an audience rating share of 1% or greater. By targeting the higher rated stations in the top broadcast markets, the Company has historically been able to focus its marketing and product development efforts on the most affluent segment of the industry.

  Strategy

     Marketing Channel Development. Management plans to market the Company's products and services worldwide by increasing domestic and international sales and promotional activities. The Company recently reorganized its sales force to improve focus in the major markets and establish channels for marketing lower-priced products to less affluent domestic broadcasters. The Company is also focusing sales and marketing efforts specifically on the nation's large broadcast groups in order to better serve these important corporate clients. Additionally, the Company has increased staff and selected international distributors to address markets outside the United States which, until recently, have remained relatively undeveloped.

     Horizontal Expansion for Top-Market Broadcasters. The Company intends to develop a range of new technology products and services for the Company's primary market segment, such as computer controlled air and production consoles and digital audio processing and interfacing devices. The Company's first product in this category was the Integrity(TM) Digital Broadcast Console, which was introduced during the Audio Engineering Society (AES) trade show in Munich, Germany in 1997 and commercially released during the third quarter of 1997. The Company's second digital console product, AirWave(TM) Digital, is based on the successful AirWave analog console introduced in 1996. AirWave Digital's initial product shipments began in December 1998. Company management believes there is a market for high technology products and services in this category, and maintaining dominance in its existing market segment is vital to future success in other markets.

     Middle Market Products and Services. The expansion of the AirWave line and introduction of QuikBilt II modular studio furniture allows the Company to better serve broadcasters in all market segments. The Company's recently expanded direct sales force and select international dealers will sell products for this

---------------
market segment. The Company intends to further expand these new product lines with other low-cost products as well as design and integration services aimed at serving the needs of smaller market broadcasters and the international markets.

PRODUCTS & SERVICES

     The Company's current line of products and services address the technical operating requirements of control rooms and studios in the broadcasting industry. The Company's products and services are divided into three categories:
Audio Control Consoles, Manufactured Peripheral Equipment and Systems Products and Services. The Company believes its equipment and services are ranked among the highest in the industry in quality, reliability, ease of use and maintenance, and customer service, among others. In the marketplace the Company's products are recognized for their time-proven reliability, superior craftsmanship and longevity.

     1. Audio Control Consoles are audio mixing, routing and monitoring systems. The Company manufactures a variety of consoles, covering a wide range of applications designed to meet the needs of major market radio and television broadcasters as well as middle and small market radio broadcasters.

     2. Manufactured Peripheral Equipment includes distribution amplifiers, audio switchers, studio turrets and control panels. These products are sold both independently and as part of system design and integration.

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

     Integrity(TM) Digital Broadcast Console. The Integrity features a unique architecture which provides a high degree of reliability while giving broadcasters a wide range of new features and benefits as a result of its computer control and digital signal processing capabilities. The Integrity is designed for use in major-market and upper medium-market applications and features an integrated computer running the console's operating software and a sleek, intuitive control surface and flat panel display. Integrity's design allows broadcasters to work with any combination of digital and analog peripheral equipment.

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

     Newsmixer(TM). The Newsmixer is the Company's first audio mixing, routing and monitoring system specifically designed for radio news preparation, assembly and production. The Newsmixer offers mixing and control facilities required for a news editor to assemble and produce a news story or "actuality" for broadcast. The operational design is efficient and provides a range of features and capabilities in a compact package.

     Stereomixer(TM). The Stereomixer is a compact mixer with most of the signal and logic control features of the BMX Series III console. Appearing similar to the Newsmixer, the Stereomixer combines extensive operational capabilities in an efficient and easy to use package.

     Radiomixer(TM). The Radiomixer console is the Company's first full-featured console targeted at the medium-market radio broadcaster. Radiomixer has the features and performance expected of the Company's consoles including an easy-to-use telephone mix-minus system, at a price point targeted at the budget of medium-market radio broadcasters.

     Productionmixer(TM). The Productionmixer console is the stereo/multitrack production console companion to the Radiomixer, and is designed to meet the production needs of medium-market radio stations.

     Airwave(TM). The AirWave console was introduced in 1997 to meet the operational and budgetary needs of broadcasters in small to medium domestic and international markets. AirWave contains many of the same features found in the Company's more sophisticated consoles in a very attractive and cost effective package.

     Airwave Digital. The digital counterpart to AirWave, this product was successfully introduced on an accelerated six-month development schedule allowed by utilizing existing components from the AirWave line. AirWave Digital is priced for all radio markets, and is configurable to fit virtually every application. In addition, AirWave Digital input modules can be easily reconfigured by the user from analog to digital simply by swapping a unique input configurator card on the module, an advantage not found in other offerings. AirWave Digital also incorporates many features requested by international broadcasters.

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

     Cabinetry Fabrication. The Company has been designing and manufacturing custom studio furniture since 1972. The design and fabrication activity supports both the component level and custom system sales. The Company manufactures both custom designed cabinetry and two standard series, PrimeLine and QuikBilt II, listed below.

     Primeline(TM) Cabinetry. The Company introduced a line of "standard" radio studio cabinetry at the 1990 National Association of Broadcasters ("NAB") show. This line is designed to satisfy many of the application requirements of the mid-market broadcaster who does not need or cannot afford custom designed and fabricated studio furniture. The series is constructed of pre-manufactured panels and components to produce attractive and functional cabinetry. In keeping with the high quality image of the Company, the price savings are achieved through standardization and production technology.

     Quikbilt II(TM) Cabinetry. In November 1998 the Company announced the introduction of a new line of modular ready-to-assemble studio furniture designed to be shipped inexpensively anywhere in the world and assembled by the client using a single common screwdriver. The reduced shipping costs and the cost benefits of pre-fabricated, standard components, will make the price point for this line of furniture more attractive to middle and lower market broadcasters as well as international clientele.

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

MANUFACTURING

     The Company uses a materials planning and procurement system to support its manufacturing operations. The Company's console and other peripheral equipment manufacturing operations consist of electro-mechanical assembly, final assembly, burn-in, final system testing and quality control. The Company designs and builds a substantial majority of the sub-assemblies for its products. A portion of the Company's sub-assemblies are outsourced to contract manufacturers. The Company installs its proprietary software as well as software obtained under license agreement into the electronically programmable devices of certain of its products. The manufacturing process enables the Company to configure hardware and software in combinations to meet a variety of individual customer requirements. The Company uses automated testing equipment and burn-in procedures, as well as comprehensive inspection and testing to assure the quality and reliability of its products.

     The Company's studio cabinetry manufacturing operations consist of custom furniture fabrication and assembly. The Company designs all of it cabinetry furniture, including internal wiring lay-out using computer automated design programs. The Company relies on the craftsmanship skills of its cabinetmakers to assure proper ascetics and quality. The Company uses automated milling equipment to provide consistency and efficient woodcutting.

     The Company designs its products so as to not be dependent on the availability and obsolescence of specialty parts or processes. The Company has no supply commitments from its vendors and generally purchases components on a purchase order basis as opposed to entering into long term procurement agreements with vendors. Raw materials used in the manufacture of the Company's products are also available from multiple sources of supply. The Company believes that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction in supply or a significant increase in the price of components could adversely affect the Company's revenues and financial results and could impact customer relations.

MARKETING & DISTRIBUTION

     The Company's in-house sales personnel sell the Company's products and services directly to the domestic market. The Company believes the benefits of its direct sales force (as opposed to selling through distributors) are as follows:

     - Direct access to the final decision makers and end-users, which can shorten the sales cycle and improve customer relations.

     - Accurate sales forecast based on direct customer response enable the Company to minimize inventories and maximize inventory turns.

     - Feedback on upgrades and new products.

     - Direct management of the customer base to understand product/market environmental changes as they occur.

     - Personal support of customers in post-sales and network enhancement (add-on sales) situations.

     - Improved factory margins due to the elimination of dealer commissions.

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

     Internationally, the Company's products and services are sold through selected distributors and dealers located throughout the world. The Company currently has distributors in Germany, France, Poland, Italy, China, Singapore, Korea, Canada, Australia, Austria, Brazil, Hungary, Israel, Philippines, South Africa, Sweden, Switzerland, and Turkey. The Company is continuing to identify, qualify and establish dealer and distributor organizations in other export markets.

     The Company's primary promotional activities include direct marketing, display advertising in industry trade magazines and display exhibits at the annual National Association of Broadcasters ("NAB") conventions. The Company also has brochures and other literature available for its products and services. The Company has invested in direct and display advertising, regional trade shows, product clinics (road shows), and special promotions to improve market penetration.

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

COMPETITION

     The markets in which the Company competes are highly competitive. The Company is not aware of any single competitor which offers the full range of its products in addition to systems design and integration services. In the Audio Control Console market, Auditronics, Wheatstone, Arrakis, and Klotz compete against the Company. Harris/Allied is a distributor of broadcast products and also provides systems integration services to radio and primarily television broadcasters. Wheatstone introduced a line of studio cabinetry in 1989 and has recently begun promoting studio integration services, but Company management is unclear, at this point, how or if they intend to execute these services. There are a number of individual contract engineers and small consulting companies who provide studio design and integration services to the radio industry.

     The Company believes that the principal competitive factors in its markets are product reliability, ease-of-use, product features, size, performance, technical support, and price. In addition, the Company believes that product reputation is an important competitive factor. The Company believes that it competes favorably with respect to these factors.

     The Company sees a potential competitive threat from a trend of mergers between, and acquisitions of, broadcast equipment companies rather than from any one of the existing specialty manufacturers or general distributors. It is unknown if any of these firms have ambitions in competing with the Company's products or system integration services. To date, the Company is not aware of any erosion of market share as a result of such mergers. The Company further believes that future technology changes may be a competitive threat to all companies addressing this market. The advent of digital audio, satellite delivered programming, computerized "operator assist" systems and full automation are all examples of emerging technologies seeking applications in broadcasting. The Company has products in development and is planning new products to address the changing technical needs of this market. There can be no assurance that the Company will successfully develop new products or that if developed that such products will achieve acceptance in the marketplace.

RESEARCH AND DEVELOPMENT AND ENGINEERING

     The Company believes that its future success depends in part on its ability to continue to enhance its existing products and to develop new products that meet a wide range of customer needs. The Company intends to continue to invest in product development. There can be no assurance that the Company's future development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology, new industry standards or new product announcements by others.

     The Company has recently developed hardware and software architecture that is modular in design, facilitating a relatively short product design and development cycle and reducing the time to market for new products and features. The Company has utilized this architectural design to develop and introduce the Digital AirWave audio console product in 1998 as well as several enhancements to its broader console line of products.

     The principal costs associated with research and development efforts consist of licenses, permits, certifications, hardware and software engineering design and sustaining engineering support. The Company's research and development and engineering expenditures totaled approximately $1,278,000, and $1,693,000, in 1998 and 1997, respectively.

PROPRIETARY RIGHTS, PATENTS, TRADEMARKS & COPYRIGHTS

     The Company seeks to protect its intellectual property rights in certain of its products and technologies through copyrights, trade secrets and trademarks. The Company holds no patents at this time. The Company has developed several proprietary circuit design and construction techniques that yield both measured and subjective (listening) performance improvements. The Company also has considerable expertise in the area of radio frequency interference ("RFI") problems and has developed advanced construction techniques to enable the use of high performance circuitry in the severe environments often encountered at radio and television transmission sites.

     The Company holds registered trademarks for the name of its industry newsletter, Aircheck as well as for several of its products including:
Radiomixer, Newsmixer, Stereomixer and others.

     In addition, the Company seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements.

REGULATION

     The U.S. "on-the-air" broadcast industry is regulated by the FCC which establishes the rules and regulations for issues ranging from license qualification and technical standards to attempts at defining

"indecent" programming. In 1996 the FCC changed the ownership rules regarding both the total number of broadcast properties which one entity may own, and the number of stations owned in one market. Following a complex market size and share formula, an entity may own up to eight stations in one market. The Company's major customers have been in the lead in prospecting for and acquiring additional stations in their established markets. The "off-air" broadcast industry is not subject to FCC regulation. These include the broadcast networks, independent program producers and syndicators, and commercial production houses content hospitality. Current legislative proposals in Congress, if enacted, could materially alter the rules as to station ownership and may have other consequences for the radio and television industries. The impact on the Company cannot be determined at this time from the passage of such legislation.

EMPLOYEES

     As of December 31, 1998, the Company employed 131 persons on a full-time basis and an additional 1 on a part-time basis. Of the 132 total employees, 76 were engaged in manufacturing and operational support, 26 in engineering and design/drafting and 30 in marketing and administration. The Company's employees are not represented by a union and the Company believes its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each person who is an executive officer of the Company:

              NAME                 AGE                       POSITION
              ----                 ---                       --------
Jack Williams....................  57    Chairman of the Board and Chief Executive Officer
Donald Naab......................  46    President and Chief Operating Officer
Blake Clark......................  39    Vice President, Finance and Chief Financial
                                         Officer
David Pollard....................  46    Vice President, Engineering
Dan Moliterno....................  31    Vice President, Operations
Susan Dingethal..................  45    Vice President, Sales & Marketing

     Jack Williams, Chief Executive Officer and Chairman of the Board of Directors, was the founder of the Company. Mr. Williams has served in his present capacity since October 1969. Mr. Williams was also President until June 1998. Prior to founding the Company, Mr. Williams was a professional recording engineer and an audio and video systems designer at the University of California, San Diego.

     Donald Naab, President and Chief Operating Officer, joined the Company in June 1998. Prior to joining the Company, Mr. Naab was Group President of a unit of Kidde International, a manufacturer of fire systems (1995 to 1997). From 1980 to 1995, Mr. Naab was employed at Robertshaw Controls where his last position was Vice President, General Manager. Mr. Naab holds a BSEE degree from the University of Wisconsin and an MBA from the University of Notre Dame.

     Mr. Clark, Vice President and Chief Financial Officer, joined the Company in February 1999. Prior to joining the Company, Mr. Clark was Chief Financial Officer for McHenry Metals Golf Corporation, a start-up manufacturer of high-quality golf clubs (June 1998 to December 1998). From 1996 to 1998, Mr. Clark was Chief Financial Officer, Treasurer and Secretary for NuWorld Marketing Limited, a private company engaged in coupon redemption processing. From 1991 to 1996, he was corporate controller at GTI Corporation, (NASDAQ: GGTI), a manufacturer of network access products and networking systems. Prior to that, Mr. Clark held various controller and corporate finance positions and was employed at the public accounting firm of Ernst & Young. Mr. Clark graduated with a Bachelor of Art degree in Accounting from Claremont McKenna College in 1981.

     David Pollard has served as Vice President, Engineering of the Company since December 1995, and as manager of various operating functions since September 1985. Prior to that, Mr. Pollard was Chief Engineer for RKO Radio Networks in New York, a radio broadcast network.

     Dan Moliterno, Vice President of Operations, joined the Company in October 1998. Prior to joining the Company, Mr. Moliterno was a management consultant with Systems Management Group of Michigan (1995 to 1998). Mr. Moliterno was employed at Robertshaw Controls from 1989 to 1995. Mr. Moliterno holds a Bachelor's degree from Spring Arbor College in Michigan.

     Susan Dingethal has served as Vice President, Sales and Marketing of the Company since July 1997. Prior to this Ms. Dingethal served as Director of National Sales for Broadcast Electronics, Inc. During her 25 years of experience in management and marketing for radio broadcasting, Ms. Dingethal was employed by The Arbitron Company PK Network Communications Inc., and Nationwide Communications, Inc.

ITEM 2. PROPERTIES

     The Company's principal executive offices, as well as its principal manufacturing, cabinet fabrication, engineering and marketing operations, are located in two leased facilities of approximately 40,000 total square feet in Carlsbad, California. The lease expires in 2005 and the monthly rental rate is approximately $22,000. The Company believes its current space to be well maintained, in good operating condition and adequate to support anticipated operating needs over the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                                                COMMON           COMMON STOCK
                                                                STOCK         PURCHASE WARRANTS
               YEAR ENDED DECEMBER 31, 1998                 HIGH      LOW      HIGH        LOW
Jan. 1 - March 31.........................................  $5.00    $3.00    $0.75       $0.25
Apr. 1 - June 30..........................................  $5.88    $3.75    $0.81       $0.38
July 1 - Sept. 30.........................................  $4.31    $2.00    $0.88       $0.19
Oct. 1 - Dec. 31..........................................  $2.38    $1.25    $0.19       $0.06

               YEAR ENDED DECEMBER 31, 1997                 HIGH      LOW     HIGH        LOW
Jan. 1 - March 31.........................................  $2.63    $2.00    $0.44      $0.19
Apr. 1 - June 30..........................................  $3.63    $2.00    $0.50      $0.25
July 1 - Sept. 30.........................................  $3.50    $2.69    $0.63      $0.25
Oct. 1 - Dec. 31..........................................  $4.75    $2.63    $0.81      $0.31

     As of April 1, 1999, there were approximately 2,305,500 shares of Common Stock and 750,100 redeemable Common Stock purchase warrants held by individuals and held in account by over 45 brokerage houses. The Company believes that there are numerous "beneficial" owners of its Common Stock who hold shares and/or common stock purchase warrants in "street name," of which it is believed that there are more than 400 shareholders to date.

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

     The Company's present policy is to retain earnings to finance the Company's business. Any future dividends will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion, and any other factors that the Company's Board of Directors deems relevant. The Company has not paid cash dividends on its Common Stock and has no present intention of paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996, are derived from the financial statements of the Company audited by Harlan & Boettger, LLP, independent accountants. This data is qualified by reference to, and should be read in conjunction with, those financial statements and integral notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth elsewhere in this report. In addition, refer to Note J for details of restatements for 1996 and 1997.

                                                           YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------
                                       1998        1997 (AS RESTATED)    1996 (AS RESTATED)       1995
                                    -----------    ------------------    ------------------    ----------
STATEMENT OF INCOME DATA:
Net sales.........................  $14,051,981       $12,287,973            $7,696,160        $6,944,737
Cost of sales.....................   10,599,745         7,013,069             4,547,132         4,153,473
Gross profit......................    3,452,236         5,274,904             3,149,028         2,791,265
General and administrative........    2,976,780         1,763,602             1,331,438         1,069,774
Selling and marketing.............    2,533,433         1,840,711             1,079,137           775,281
Engineering and development.......    1,278,178         1,693,443             1,228,209           539,905
Depreciation and amortization.....      488,751           295,828               187,588            59,228
Total operating expenses..........    7,277,142         5,593,584             3,826,372         2,444,188
Income (loss) from operations.....   (3,824,906)         (318,680)             (677,344)          347,077
Other income (expenses)...........     (160,678)           62,524                47,896           (70,653)
Income (loss) before income
  taxes...........................   (3,985,584)         (256,156)             (629,448)          276,424
Income tax expense................         (800)          (19,500)                 (800)           (7,400)
Net income (loss).................   (3,986,384)         (275,656)             (630,248)          269,024
Net loss per share................  $     (1.73)      $     (0.12)           $    (0.33)
Weighted average basic shares
  outstanding.....................    2,305,500         2,305,500             1,888,833
STATEMENT OF INCOME DATA(1):
Pro forma income before income
  taxes...........................                                                                276,424
Pro forma provision for income
  taxes...........................                                                                116,000
Pro forma net income..............                                                                160,424
Pro forma net income per share....                                                             $     0.12
Weighted average basic shares
  outstanding.....................                                                              1,305,500

                                                             AS OF DECEMBER 31,
                                    ---------------------------------------------------------------------
                                       1998        1997 (AS RESTATED)    1996 (AS RESTATED)       1995
                                    -----------    ------------------    ------------------    ----------
BALANCE SHEET DATA:
Working capital...................  $(2,438,000)      $ 1,355,139            $2,797,384        $  702,196
Total assets......................    6,134,319         7,286,852             5,783,324         3,022,396
Total long-term debt..............            0            18,968                37,156           370,155
Total shareholders' equity........     (281,320)        3,721,177             4,052,030         1,355,560

---------------
(1) Prior to May 28, 1996, the Company was exempt from payment of federal income taxes and paid certain state income taxes at a reduced rate as a result of an S Corporation election made by the Company. The pro forma income statement data reflect the income tax expense that would have been recorded had the Company not been exempt from paying taxes under the S Corporation election.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes included elsewhere herein. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Statements used in this discussion that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     In March 1999, the Company announced that its previously reported financial results for the years ended December 31, 1996 and 1997 will be restated to reflect a change in the recording of capitalized software development costs. The restatements will reduce reported net income by $641,000, or $0.34 per share (basic and diluted) for the year ended December 31, 1996 and will reduce net income reported by $575,000, or $0.25 per share (basic and diluted) for the year ended December 31, 1997. Additionally, the Company incurred a significant net loss for the fourth quarter and the year ended December 31, 1998. As a result of the 1998 loss and the cumulative effect of the restatements, the Company has had an accumulated deficit of $4.4 million and a total shareholders' deficit of $281,000 as of December 31, 1998.

RESULTS OF OPERATIONS

     For the years ended December 31, 1998, 1997 and 1996.

     Net sales increased 14.4% to $14,052,000 in 1998, as compared to $12,288,000 in 1997 and $7,696,000 in 1996. The Company attributes the overall increase in sales during these periods to growth in customer base, expanded product line and general market demand driven by consolidation in the radio broadcast industry. The increase in 1998 net sales compared to 1997 resulted from higher unit sales of the Company's radio studio cabinetry products and increased studio technical services as well as higher unit sales of peripheral broadcast product sold directly to customers and through distribution. This increase was offset by a decline in audio console sales due principally to the completion of several large contracts in 1998 that were in process at the end of 1997 and accounted for under the percentage-of-completion method. The increase in 1997 net sales compared to 1996 resulted from higher unit sales across all products as well as market acceptance of the Integrity digital console and the Airwave analog console, introduced in 1997.

     Gross profit was $3,452,000 or 24.6% of net sales in 1998, compared to $5,275,000 or 42.9% of net sales and $3,149,000 or 40.9% of net sales in 1997 and 1996, respectively. The gross profit decline in 1998 compared to 1997 was related to, among other things, higher than anticipated labor production and overhead costs that could not be recovered in product pricing ($400,000); increased inventory and warranty reserves charged to cost of sales ($180,000); and a charge to cost of sales in the fourth quarter of 1998 due to a reduction in the carrying value of certain inventory ($650,000). In addition to these factors, 1998 gross profit was negatively impacted by increased contributions to product mix from lower-margin third-party distribution products and audio console products used in small-to-middle market studio environments. The gross profit increase in 1997 compared to 1996 was primarily the result of the higher sales volume.

     General and administrative expenses were $2,977,000 or 21.2% of net sales in 1998, compared to $1,764,000 or 14.4% of net sales and $1,331,000 or 17.3% of net sales in 1997 and 1996, respectively. In total dollars and percentage terms, the increase in these expenses in 1998 compared to 1997 was due principally to increased salary and benefit costs, hiring of administrative staff, including the Company's President, increased costs for professional services, and one-time costs incurred to terminate a build-to-suit property lease. In total dollars, the increase in these expenses in 1997 compared to 1996 was due principally to increased salary costs and related spending to support overall increases in the Company's scope of operations. As a percentage of net sales these expenses declined in 1997 compared to 1996 due to the higher sales volume.

     Selling and marketing expenses were $2,533,000 or 18.0% of net sales in 1998, compared to $1,841,000 or 15.0% of net sales and $1,079,000 or 14.0% of net sales in 1997 and 1996, respectively. The increase in these expenses in dollars and as a percentage of sales in 1998 compared to 1997 was primarily the result of increased salary costs and related commissions as well as increased spending on industry trade shows and collateral marketing materials. The increased salary costs were associated with the hiring of additional sales and customer support staff required to support domestic market expansion efforts with smaller market radio broadcasters and support international market expansion efforts with large group radio broadcasters in Latin America.

     Engineering and development expenses were $1,278,000 or 9.1% of net sales in 1998, compared to $1,693,000 or 13.8% of net sales and $1,228,000 or 16.0% of net sales in 1997 and 1996, respectively. The decrease in these expenses in dollars and as a percentage of sales in 1998 compared to 1997 was due to a significant reduction in product development spending. The increase in these expenses in 1997 compared to 1996 was due to increased product development spending on new digital and analog products and, to a lesser degree, additional engineering staff to support sustaining activities. As a percentage of sales, these expenses declined due to the higher sales volume.

     Depreciation and amortization expenses were $489,000, $296,000 and $188,000 in 1998, 1997 and 1996, respectively. The increase in these expenses is primarily the result of the amortization of capitalized software development costs in 1998 and to a lesser degree in 1997.

     Interest expense was $180,000 in 1998, compared to $75,000 and $78,000 in 1997 and 1996, respectively. The increase in interest expense is the result of increased average borrowings outstanding under the Company's bank line of credit as well as interest expense related to the Company's bank term loan. Interest income was $8,000, $45,000 and $75,000 in 1998, 1997 and 1996, respectively.
This decline is the result of a reduction in excess cash available for investment.

     Income tax expense principally represents the minimum statutory amounts for each of the years 1998, 1997 and 1996. The Company has incurred significant losses and currently anticipates that it will have a substantial net operating loss carryforward for tax purposes. Due to the uncertainties surrounding realization of the tax carrying forwards, the Company has place a full valuation allowance against said tax benefits. Accordingly, no deferred taxes have been recorded for the years ended December 31, 1998, 1997 and 1996.

     Due to the factors as described above, the Company incurred a net loss of $3,986,000 for the year ended December 31, 1998 compared to a net loss of $276,000 and a net loss of $630,000 for the years ended December 31, 1997 and 1996, respectively.

PROSPECTIVE INFORMATION

     The radio broadcast equipment market is highly competitive, and as such, the Company's growth is dependent upon its ability to develop a market presence with middle and small market broadcasters, broaden its product offerings, enhance its existing products and introduce new products on a timely basis. There can be no assurance that the company will successfully expand its market presence and develop and bring new products to the market in a timely manner or that such products will be desired by the market.

     The Company anticipates that it will continue efforts to expand into third party or indirect distribution channels. Sales from these channels generally result in lower gross margins.

     The Company's quarterly operating results may vary significantly depending on the timing of customer orders and unanticipated customer-driven changes to delivery dates, which are difficult to forecast. Additionally, quarterly results may vary depending on the existence of long-term contracts (for multiple-room studio projects) that are accounted for under the percentage-of-completion method of revenue recognition. Customers generally order on an as-needed basis and the Company normally ships products within a short period of time after receipt of an order. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenue generated in the quarterly period does not meet the Company's forecast, operating results may be materially adversely affected.

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in miscalculations or failure in the Company's information systems and/or manufacturing equipment. Such instances could cause disruption of normal business activities. The Company has completed a review of its own products and believes they are Year 2000 compliant. These products are used in connection with other software programs, operating systems or hardware which may contain Year 2000 issues and disrupt the use of the Company's products. There can be no assurance that such disruption would not negatively impact costs and sales in future years.

     The Company has completed a review and assessment of its major internal management information systems and believes they are Year 2000 compliant. The Company is in communication with its significant suppliers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. To date, the Company is not aware of any such supplier with a Year 2000 issue that could have a material adverse effect on the Company's business, financial condition and operating results. The Company could be adversely affected if its significant suppliers are unable to complete their Year 2000 resolution in a timely fashion. The ultimate effect of non-compliance by these parties is not determinable. To date, the costs related to the Year 2000 issues have not been material.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed the majority of its working capital and capital expenditure requirements to date principally through cash proceeds from its 1996 public offering as well as bank credit facility and term loan financing. Since the initial public offering in 1996, the Company has incurred significant product development costs as well as hired personnel to support growth in the Company's operations. Additionally, the Company has substantially increased its sales and customer support staff in order to broaden its domestic market presence and gain entry into foreign markets. As a result of these factors, the Company's internally generated cash flow has not been sufficient to finance operations.

     The Company had a working capital deficit of $2,438,000 as of December 31, 1998 compared to working capital of $1,355,000 as of December 31, 1997. Cash used in operating activities was $700,000 for the year December 31, 1998, primarily due to the net loss and a decrease in working capital requirements. The decrease in working capital requirements consisted of decreases in inventories, contracts in progress, and prepaid costs and increases in accounts payable, accrued liabilities and customer advances. Cash used in operating activities was $1,256,000 for the year ended December 31, 1997, primarily due to an increase in working capital requirements related to increases in inventory, contracts in progress, and prepaid expenses offset by an increase in customer advances.

     Cash used in investing activities was $253,000 and $263,000 for the years ended December 31, 1998 and 1997, respectively. The Company's investing activities have been principally for the purchase of fixed assets to support operations and expenditures related to software development efforts. In 1997, these expenditures were offset by proceeds from the sale of investment securities. The Company anticipates making capital expenditures in the ordinary course of business for the next twelve months and currently has a commitment to purchase an aircraft at an estimated cost of $1,600,000, payable upon delivery in 2001.

     Cash provided by financing activities was $1,274,000 for the year ended December 31, 1998, reflecting an increase in short-term and long-term bank borrowings under a new bank credit agreement. Cash provided by financing activities was $908,000 for the year ended December 31, 1997, consisting of net borrowings on the Company's bank line of credit. In October 1998, the Company entered into a new credit agreement with a bank providing for a five-year term loan of $625,000 and a bank line of credit providing for borrowings of up to $3,000,000. Approximately $2,128,000 of funds available under the new credit agreement was used to pay in full the outstanding obligations under a March 1998 credit agreement and note with another banking institution. Borrowings under the new credit agreement are secured by the assets of the Company. The agreement expires in October 1999. As of December 31, 1998, there were $2,109,000 borrowings outstanding under the line of credit and $607,000 outstanding under the five-year term loan. As of April 2, 1999, there were $2,175,000 borrowings outstanding under the line of credit and $574,000 outstanding under the five-year term loan.

     As of December 31, 1998 and April 2, 1999, the Company was in violation of all financial covenants with respect to the credit agreement. Specifically, the Company's tangible net worth is below the minimum requirement of $2,400,000. Additionally, the Company does not meet certain financial ratios including a leverage ratio of not more than 2.5:1; a debt service coverage ratio of not less than 1.25:1; and a trading ratio of not less than 1.15:1. As a result of the covenant violations, the bank has elected to freeze the line of credit at $2,175,000.

     As a result of the Company's past operating losses and liquidity pressures there is a risk that the Company may not have the ability to maintain its operations at current levels and expand its market presence. If cash generated from operations and its current level of bank borrowings are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities to satisfy its business plan. The sale of additional equity or convertible debt securities could result in added dilution to existing shareholders. Although management believes that it will be able to raise sufficient capital, there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

     Management believes that it will be able to raise sufficient capital or will be able to secure sufficient lines of credit, which together with projected cash flows from operations, will be adequate to meet the Company's working capital needs for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting guidance for the capitalization of certain internal-use software costs once certain criteria are met. This accounting standard will be effective for the Company beginning January 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company.

     In April 1998, The American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up activities and organization costs to be expensed as incurred. This accounting standard will be effective for the Company beginning January 1, 1999. The adoption of SOP 98-5 is not expected to have a material impact on the Company.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information relating to the directors of the Company is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders (the "Proxy Statement") as set forth under the caption "Election of Directors." Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Registrant." Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

     The information relating to executive compensation is incorporated by reference to the Proxy Statement under the caption "Executive Compensation and Other Matters."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to ownership of equity securities of the Company by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption "General Information -- Stock Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption "Certain Transactions."

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) The following financial statements of the Company are filed as a part of this report.

                                                              PAGE
                                                              ----
Independent Auditor's Report................................  F-1
Balance Sheets as of December 31, 1998 and 1997.............  F-2
Statements of Operations and Comprehensive Income for the
  years ended December 31, 1998, 1997 and 1996..............  F-3
Statement of Shareholders' Equity for the years ended
  December 31, 1998, 1997 and 1996..........................  F-4
Statements of Cash Flows for the years ended December 31,
  1998, 1997 and 1996.......................................  F-5
Notes to Financial Statements...............................  F-6

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (2) EXHIBITS. The Exhibits listed in the accompanying Exhibit index are filed or incorporated by reference as part of this Report.

(b) REPORTS ON FORM 8-K.

     The Company filed no reports on Form 8-K during fiscal 1998.

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
PACIFIC RESEARCH & ENGINEERING CORPORATION:

     We have audited the accompanying balance sheets of Pacific Research & Engineering Corporation (a California corporation) as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Research & Engineering Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

     As discussed in Note J to the financial statements, the Company has restated its financial statements for the years ended December 31, 1997 and 1996.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the financial statements, the Company was in default on certain of its loan agreements at December 31, 1998 as a result of the net losses incurred in 1998. As a result of such defaults, the lender may demand repayment of the loans; however, no such demand has been made. The Company is currently in negotiations to amend the loan agreements but cannot predict the outcome of the negotiations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Harlan & Boettger, LLP

San Diego, California
March 18, 1999

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                 1998        1997 (AS RESTATED)
                                                              -----------    ------------------
Current Assets
     Cash and cash equivalents..............................  $   320,656        $      -0-
     Investments in securities..............................          -0-           185,251
     Accounts receivable, less allowance for doubtful
       accounts of $65,000 and $15,000 in 1998 and 1997,
       respectively.........................................    1,008,392           844,048
     Costs and estimated earnings in excess of billings on
       uncompleted contracts................................          -0-           456,139
     Inventories............................................    2,614,447         3,014,183
     Prepaid expenses.......................................       34,144           402,225
                                                              -----------        ----------
          Total Current Assets..............................    3,977,639         4,901,846
                                                              -----------        ----------
Property and Equipment, net.................................    1,164,343         1,352,857
                                                              -----------        ----------
Capitalized software development costs, net.................      849,481           719,773
Deposits and other assets...................................      142,856           312,376
                                                              -----------        ----------
          Total Assets......................................  $ 6,134,319        $7,286,852
                                                              ===========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Bank overdraft.........................................  $       -0-        $  144,701
     Accounts payable.......................................    1,577,277           882,155
     Accrued expenses.......................................      873,180           359,258
     Customer advances......................................    1,249,290           860,593
     Line of credit.........................................    2,109,247         1,300,000
     Current portion of bank term loan......................      606,645               -0-
                                                              -----------        ----------
          Total Current Liabilities.........................    6,415,639         3,546,707
                                                              -----------        ----------
Non-current liabilities.....................................          -0-            18,968
                                                              -----------        ----------
Commitments and Contingencies (Note E and K)
Shareholders' Equity (Deficit)
     Common stock, no par value, 25,000,000 authorized;
       2,305,500 issued and outstanding.....................    4,126,392         4,126,392
     Additional paid-in capital.............................       52,325            50,000
     Accumulated deficit....................................   (4,460,037)         (473,653)
     Net unrealized gain on investment in securities........          -0-            18,438
                                                              -----------        ----------
          Total Shareholders' Equity (Deficit)..............     (281,320)        3,721,177
                                                              -----------        ----------
          Total Liabilities and Shareholders' Equity
            (Deficit).......................................  $ 6,134,319        $7,286,852
                                                              ===========        ==========

                See accompanying notes to financial statements.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                                          1997             1996
                                                          1998        (AS RESTATED)    (AS RESTATED)
                                                       -----------    -------------    -------------
Net sales............................................  $14,051,981     $12,287,973      $7,696,160
Cost of sales........................................   10,599,745       7,013,069       4,547,132
                                                       -----------     -----------      ----------
  Gross profit.......................................    3,452,236       5,274,904       3,149,028
                                                       -----------     -----------      ----------
Operating expenses
  General and administrative.........................    2,976,780       1,763,602       1,331,438
  Selling and marketing..............................    2,533,433       1,840,711       1,079,137
  Research and development...........................    1,278,178       1,693,443       1,228,209
  Depreciation and amortization......................      488,751         295,828         187,588
                                                       -----------     -----------      ----------
          Total operating expenses...................    7,277,142       5,593,584       3,826,372
                                                       -----------     -----------      ----------
  Loss from operations...............................   (3,824,906)       (318,680)       (677,344)
                                                       -----------     -----------      ----------
Interest expense, net................................     (172,088)        (30,075)         (2,937)
Other income.........................................       11,410          92,599          50,833
                                                       -----------     -----------      ----------
  Loss before income tax expense.....................   (3,985,584)       (256,156)       (629,448)
Income tax expense...................................         (800)        (19,500)           (800)
                                                       -----------     -----------      ----------
  Net loss...........................................  $(3,986,384)    $  (275,656)     $ (630,248)
                                                       ===========     ===========      ==========

Components of comprehensive loss:
  Net unrealized gain on investments in securities...          -0-          18,438           2,715
                                                       -----------     -----------      ----------
Comprehensive loss...................................  $(3,986,384)    $  (257,218)     $ (627,533)
                                                       ===========     ===========      ==========

Basic and diluted net loss per share.................  $     (1.73)    $     (0.12)     $    (0.33)
                                                       ===========     ===========      ==========

Basic and diluted weighted average shares
  outstanding........................................    2,305,500       2,305,500       1,888,833
                                                       ===========     ===========      ==========

                See accompanying notes to financial statements.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                      NET
                                                                                   UNREALIZED
                                                                      RETAINED        GAIN
                                   COMMON STOCK        ADDITIONAL     EARNINGS       (LOSS)
                              ----------------------    PAID-IN     (ACCUMULATED       ON
                               SHARES      AMOUNTS      CAPITAL       DEFICIT)     SECURITIES      TOTAL
                              ---------   ----------   ----------   ------------   ----------   -----------
Balance, December 31, 1995
  (as restated).............  1,305,500   $   81,179    $    --     $ 1,163,381     $     --    $ 1,244,560
  Net proceeds from initial
     public offering........  1,000,000    4,079,726         --              --           --      4,079,726
  Proceeds from sale of
     common stock
     warrants...............         --           --     50,000              --           --         50,000
  Net loss (as restated)....         --           --         --        (630,248)          --       (630,248)
  Distributions to
     shareholders...........         --           --         --        (694,723)          --       (694,723)
  Net unrealized gain on
     investment
     insecurities...........         --           --         --              --        2,715          2,715
                              ---------   ----------    -------     -----------     --------    -----------
Balance, December 31, 1996
  (as restated).............  2,305,500   $4,160,905    $50,000     $  (161,590)    $  2,715    $ 4,052,030
  Adjustments to proceeds
     from initial public
     offering...............         --      (34,513)        --              --           --        (34,513)
  Net loss (as restated)....         --           --         --        (275,656)          --       (275,656)
  Distributions to
     shareholders...........         --           --         --         (36,407)          --        (36,407)
  Net unrealized gain on
     investment in
     securities.............         --           --         --              --       15,723         15,723
                              ---------   ----------    -------     -----------     --------    -----------
Balance, December 31, 1997
  (as restated).............  2,305,500    4,126,392     50,000        (473,653)      18,438      3,721,177
  Net realized gain on
     investment in
     securities.............         --           --         --              --      (18,438)       (18,438)
  Proceeds from sale of
     Common Stock
     warrants...............         --           --      2,325              --           --          2,325
  Net loss..................         --           --         --      (3,986,384)          --     (3,986,384)
                              ---------   ----------    -------     -----------     --------    -----------
  Balance, December 31,
     1998...................  2,305,500   $4,126,392    $52,325     $(4,460,037)    $     --    $  (281,320)
                              =========   ==========    =======     ===========     ========    ===========

     Retained earnings as previously reported for the years ended December 31, 1997, 1996 and 1995 were $853,347, $590,410 and $1,274,381, respectively. The amounts presented in the statement of changes in stockholders' equity reflect the net losses as restated for the years ended December 31, 1997 and 1996. Additionally, retained earnings as of December 31, 1995 as restated reflect a decrease of $111,000 to correctly account for previously capitalized software development costs.

                See accompanying notes to financial statements.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                                         1997             1996
                                                         1998        (AS RESTATED)    (AS RESTATED)
                                                      -----------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss............................................  $(3,986,384)    $  (275,656)     $  (630,248)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Allowance for doubtful accounts...................       50,000              --               --
  Depreciation......................................      380,208         243,430          187,588
  Amortization......................................      108,453          52,398               --
  Loss on sale of assets............................        8,500              --           16,087
  Gain on sale of investment in securities..........      (18,438)         13,878               --
  Changes in operating assets and liabilities:
     Accounts receivable............................     (214,344)       (223,129)         (46,137)
     Costs and estimated earnings in excess of
       billings on uncompleted contracts............      456,139        (381,139)         (75,000)
     Inventories....................................      399,736      (1,266,795)        (637,952)
     Prepaid expenses, deposits and other assets....      537,601        (407,381)          (5,311)
     Accounts payable...............................      695,122         287,897           36,033
     Accrued expenses...............................      494,954         111,500          (19,837)
     Customer advances..............................      388,697         588,883          (57,671)
                                                      -----------     -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES...............     (699,756)     (1,256,114)      (1,232,448)
                                                      -----------     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment...............     (200,194)       (694,036)        (514,282)
  Purchases of investments..........................           --         (30,358)      (1,000,000)
  Proceeds from sale of investments in securities...      185,251         845,107               --
  Investment in capitalized software development
     costs..........................................     (238,161)       (383,750)         (81,448)
                                                      -----------     -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES...............     (253,104)       (263,037)      (1,595,730)
                                                      -----------     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft....................................     (144,701)        144,701               --
  Net borrowings under lines of credit..............      809,247         800,000          500,000
  Borrowings under bank term loans..................    1,378,311              --               --
  Payments on bank term loans.......................     (771,666)             --         (496,468)
  Distributions to shareholders.....................           --         (36,407)        (694,723)
  Proceeds from initial public offering.............           --              --        4,079,726
  Proceeds from issuance of common stock warrants...        2,325              --           50,000
                                                      -----------     -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........    1,273,516         908,294        3,438,535
                                                      -----------     -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.......................................      320,656        (610,857)         610,357
Cash and Cash Equivalents, Beginning of Year........           --         610,857              500
                                                      -----------     -----------      -----------
Cash and Cash Equivalents, End of Year..............  $   320,656              --      $   610,857
                                                      ===========     ===========      ===========
Supplemental Cash Flow Information:
  Cash paid for interest............................  $   166,271     $    74,952      $    77,870
  Cash paid for income taxes........................  $       800     $    16,000      $       800

                See accompanying notes to financial statements.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Operations

     Pacific Research & Engineering Corporation (the "Company") was incorporated on October 17, 1969 in the state of California. The Company designs, manufactures and markets high quality broadcast studio products and provides turnkey studio design and integration services to the radio broadcast industry. Principle products and services include on-air audio mixing consoles and digital recording equipment, peripheral studio equipment, studio technical cabinetry as well as broadcast room facilities design and integration.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Cash and Cash Equivalents, Investments in Securities, Fair Value of Financial Instruments

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Investments in securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in shareholders' equity. Realized gains and losses are recognized in current earnings. As of December 31, 1998, the Company had no such investments. As of December 31, 1997, the cost and fair value of available-for-sale securities was $166,813 and $185,251, respectively. Gross realized gains and losses for the years ended December 31, 1998 and 1997, were not material. Interest income from investments was $8,090, $44,877, and $74,933 in 1998, 1997, and 1996, respectively.

  Fair Value of Financial Instruments

     The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on borrowing rates currently available to the Company for credit arrangements with similar terms, the carrying amount of the balance under the bank term loan and the line of credit approximates fair value.

  Concentration of Risk

     The Company sells its products to a variety of companies in the radio broadcast industry, including third-party resellers. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses, and such losses have been within management's expectations and have not been material in any year. Presently, the majority of the Company's customers are located in the United States. Sales to customers located outside the United States are transacted in U.S. dollars. The Company receives advanced payments on major system projects and receives bank letters of credit for sales outside the United States.

     The Company maintains its cash in bank deposits at a financial institution, with balances, at times, in excess of the federally insured limits. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years, or over the lesser of the useful life or lease term of the respective assets, as applicable. Maintenance, repairs and minor improvements are charged to expense as incurred.

  Capitalized Software Development Costs

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs for new software and enhancements to existing software are expensed as incurred until the establishment of technological feasibility. The Company's basis for establishing technological feasibility in accordance with SFAS No. 86 is the detail program design method. Subsequent to establishment of technological feasibility, the Company capitalizes software development costs incurred until the product is available for general release to customers. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated revenues and changes in hardware and software technologies. Amortization of capitalized software development costs is provided on a product-by-product basis using the straight-line method over the estimated economic useful lives of the related products, generally 60 months from the date of product release. Unamortized software development costs as of December 31, 1998 and 1997 (as restated) were approximately $1,010,000 and $772,000, respectively.

  Revenue Recognition

     Product revenues are recognized at the time of shipment and service revenues are recognized at the time of performance, after all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Customer prepayments are deferred until product shipment has occurred or services have been rendered and there are no significant further obligations to the customer.

     Revenues and estimated profits on long-term contracts are recognized under the percentage-of-completion method of accounting using either a units-of-delivery or a cost-to-cost methodology. Profit estimates are revised periodically based on changes in facts. Provisions for losses on contracts are recognized in the period such losses or anticipated losses become known.

  Advertising

     Advertising costs are charged to expense as incurred. Advertising expense totaled $352,035, $305,519, and $223,591 for the years ended December 31, 1998, 1997 and 1996, respectively.

  Research and Development

     Research and development costs are expensed as incurred.

  Stock-Based Compensation

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company applies Accounting Principles Bulletin Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock based awards to employees. Transactions with other than employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for on a fair value basis under SFAS 123. Under APB 25, because the exercise price of the Company's employees stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for all periods presented.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

  Net Loss Per Share

     Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Effective December 31, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings per Share ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share includes the effect of dilutive options and warrants (using the treasury stock method). Due to the losses sustained by the Company, the effect of options and warrants has been excluded, as the effect would be anti-dilutive. The number of shares used in the calculation of net loss per share are 2,305,500, 2,305,500, and 1,888,833 in 1998, 1997 and 1996, respectively.

  Long-Lived Assets

     Whenever events indicate that the carrying values of long-lived assets or identifiable intangibles, and the goodwill related to those assets, may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. If the sum of the future undiscounted cash flows expect to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. In the opinion of management, there have been no events or changes in circumstances that indicate impairment of the Company's long-lived assets.

  Reclassifications

     Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications have no effect on previously reported net income.

  Effect of New Accounting Standards

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. The Company had one component of comprehensive income related to income earned due to an increase in the market value on investments in securities; however, such component had no material impact on the Company's results of operations, financial position or cash flows for any of the periods presented.

     The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas of operations and major customers. The adoption of SFAS No. 131 had no impact on the Company's reporting disclosures.

     The Company adopted the provisions of SFAS No. 129, "Disclosure of Information about Capital Structure" in 1998. SFAS No. 129 requires additional disclosure regarding the Company's capital structure. Adoption of this standard had no impact on the Company's reporting disclosures.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133 is effective for fiscal quarters beginning after June 15, 1999. As of December 31, 1998 and 1997, the Company had not entered into any derivative instrument arrangements.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

B. BALANCE SHEET INFORMATION

     Costs and estimated earnings in excess of billings on uncompleted contracts consists of:

                                                        AS OF DECEMBER 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Costs incurred....................................  $       -0-    $   224,547
Estimated earnings................................          -0-        231,592
                                                    -----------    -----------
                                                            -0-        456,139
Less: Billings to date............................          -0-            -0-
                                                    -----------    -----------
                                                    $       -0-    $   456,139
                                                    ===========    ===========

     Inventories consist of:

                                                        AS OF DECEMBER 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Raw materials.....................................  $ 1,005,585    $ 1,641,885
Work-in-process...................................      352,171        676,630
Finished goods....................................    1,256,691        695,668
                                                    -----------    -----------
                                                    $ 2,614,447    $ 3,014,183
                                                    ===========    ===========

     Property and equipment consists of:

                                                        AS OF DECEMBER 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Machinery and equipment...........................  $ 2,206,665    $ 1,520,981
Furniture and fixtures............................      636,844      1,130,002
Leasehold improvements............................      666,363        667,749
                                                    -----------    -----------
                                                      3,509,872      3,318,732
Less: Accumulated depreciation....................   (2,345,529)    (1,965,875)
                                                    -----------    -----------
                                                    $ 1,164,343    $ 1,352,857
                                                    ===========    ===========

     Accrued expenses consist of:

                                                         AS OF DECEMBER 31,
                                                    ----------------------------
                                                                       1997
                                                       1998        (AS RESTATED)
                                                    -----------    -------------
Accrued payroll and benefit-related costs.........  $   494,654     $   242,347
Accrued termination settlement....................      167,600             -0-
Warranty reserve..................................       90,456          40,679
Other accrued expenses and current liabilities....      120,470          76,232
                                                    -----------     -----------
                                                    $   873,180     $   359,258
                                                    ===========     ===========

C. LINE OF CREDIT AND BANK TERM LOAN

     In March 1998, the Company extended the maturity date of its existing $1,500,000 bank credit facility to June 1999 and obtained a three-year $750,000 term loan in the form of a promissory note from the same bank ("March 1998 Loan Agreements"). Principal and interest payments on the term loan commenced in April 1998. In October 1998, the Company entered into a line of credit facility and a five-year term loan agreement with another bank for $3,000,000 and $625,000, respectively ("October 1998 Loan Agreements"). The

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

Company immediately used $2,128,000 available from the October 1998 Loan Agreements to repay all outstanding borrowings under the March 1998 Loan Agreements.

     Borrowings under the October 1998 Loan Agreements bear interest at the bank's prime lending rate plus .25%, (8.5% at December 31, 1998), and are secured by substantially all of the Company's assets. The new line of credit expires in October 1999. The term loan is payable in 59 consecutive monthly installments of $10,833 plus interest. As of December 31, 1998, borrowings outstanding under the line of credit were $2,109,247. As of December 31, 1998, the Company was in violation of financial covenants to maintain minimum tangible net worth of $2,400,000, a leverage ratio of not less than 1.25:1 and a trading ratio of not less than 1.15:1. Management is currently in discussions with the bank to reach an accommodation, however; there is no assurance that such accommodation will be reached, and as of April 2, 1998 the bank has not concluded whether or not it intends to waive the covenant violations. As a result of the covenant violations, the entire balance of the term loan is reflected in current liabilities.

D. INCOME TAXES

     For the tax period ended May 29, 1996 and the year ended December 31, 1995, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company would normally not be subject to federal corporate taxes since the shareholders are liable for individual Federal income taxes on their respective shares of the Company's taxable income. The public offering discussed in Note G resulted in the termination of the Company's S Corporation status for federal and state income tax purposes.

     Deferred taxes are comprised primarily of net operating losses and temporary differences relating to inventory and certain reserves and accruals.

     At December 31, 1998, the Company has research and development and manufacturer's credit carryforwards of approximately $87,000 and $31,000, respectively. The credit carryforwards will expire in fifteen (15) years, if not utilized.

     In 1998, the Company incurred a net operating loss of $4.0 million for federal and state income tax purposes. The net operating loss may be carried forward to offset taxable income in future periods. The net operating loss carryforward expires in the year 2018 for federal purposes. The state net operating loss is reduced by 50% to $2.0 million under statutory provisions and may be carried forward for five (5) years.

     The components of income tax expense are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                                    1997            1996
                                                        1998    (AS RESTATED)   (AS RESTATED)
                                                        ----    -------------   -------------
Federal...............................................  $ --       $16,500          $ --
State.................................................   800         3,000           800
                                                        ----       -------          ----
                                                        $800       $19,500          $800
                                                        ====       =======          ====

     There were no deferred taxes for 1998, 1997, and 1996.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

     The reconciliation of federal statutory rate to actual rates for income taxes is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                                   1997             1996
                                                       1998    (AS RESTATED)    (AS RESTATED)
                                                       ----    -------------    -------------
Statutory federal rate...............................  (34)%        (34)%            (34)%
State taxes, net of federal benefits.................   (6)          (6)              (6)
Statutory reduction in state NOL.....................    3            3                3
Adjustment for conversion to C corporation...........   --           --              (14)
Tax exempt interest..................................   --           (4)              --
Tax credits..........................................   --          (19)              (6)
Alternative minimum tax..............................   --            4               --
Other items..........................................   --            1               --
Valuation allowance for deferred tax assets..........   37           61               57
                                                       ---          ---              ---
                                                        --%           6%              --%
                                                       ===          ===              ===

     The components of deferred tax assets (liabilities) are as follows:

     Deferred tax assets:

                                                          AS OF DECEMBER 31,
                                                 -------------------------------------
                                                    1998          1997         1996
                                                 -----------    ---------    ---------
  Credit carryforwards and temporary
     differences...............................  $   553,000    $ 706,000    $ 449,000
  Net operating losses.........................    1,475,000           --       37,000
  Valuation allowance..........................   (1,969,000)    (637,000)    (447,000)
                                                 -----------    ---------    ---------
  Net deferred tax assets......................  $    59,000    $  69,000    $  39,000
                                                 -----------    ---------    ---------
Deferred tax liabilities:
  Depreciation and amortization................  $   (59,000)   $ (69,000)   $ (39,000)
                                                 -----------    ---------    ---------
                                                 $        --    $      --    $      --
                                                 ===========    =========    =========

     The Company has established a valuation allowance for deferred tax assets. It is reasonably possible that the estimated valuation allowance will change in subsequent years. The valuation allowance increased by $190,000 in 1997, and $1,332,000 in 1998.

E. COMMITMENTS AND CONTINGENCIES

     The Company leases two adjacent facilities under a noncancelable operating lease that expires in May 2005. The Company subleases space to an unrelated third party. Rent expense, net of sublease rent received, for the years ended December 31, 1998, 1997 and 1996 was $329,510, $377,077 and $383,440,
respectively. Sublease rent received for the years ended December 31, 1998, 1997 and 1996 was $55,215, $99,000 and $99,000, respectively.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

     At December 31, 1998, future minimum annual rent payable under the noncancelable leases are as follows:

                 YEAR ENDED DECEMBER 31
                 ----------------------
1999.....................................................  $  292,559
2000.....................................................     304,261
2001.....................................................     316,433
2002.....................................................     329,085
2003.....................................................     342,545
Thereafter...............................................     506,665
                                                           ----------
                                                           $2,091,548
                                                           ==========

     In 1998, the Company elected to terminate a previous commitment to enter into a lease for a build-to-suit property. As a result of the termination, the Company recognized expenses of $374,000. As of December 31, 1998, approximately $167,000 of the obligation remains to be paid in four equal installments in January, April, July, and October of 1999 and is included in accrued expenses.

     Under a license agreement entered into in December 31, 1998, the Company is required to pay specific amounts of per unit royalties based on sales of certain of its products. The agreement will continue in effect as long as the technology is incorporated into the Company's products.

     The Company has entered into an agreement to purchase an aircraft. The purchase price of this aircraft as specified in the agreement is $1,600,000. To date, the Company has paid $60,000 toward this aircraft, all of which is currently held in escrow.

     The Company is subject to numerous federal, state, and local environmental laws and regulations. Management believes that the Company is in material compliance with such laws and regulations and that potential environmental liabilities, if any, are not material to the financial statements.

F. DEFINED CONTRIBUTION PLAN

     The Company maintains a defined contribution 401(k) plan that covers substantially all employees who meet minimum age and service requirements. The plan permits participants to contribute a percentage of their salary on a tax-deferred basis, within certain limitations set by law. The Company makes matching contributions up to a specified percentage of the participant's contribution. Participants vest in the Company's contribution based on years of service. The Company has made matching contributions to the Plan of $58,631 and $44,232 for the years ended December 31, 1998 and 1997, respectively. The Company may elect to make an additional discretionary contributions to participants in any Plan year. There were no discretionary Company contributions during the years-ended December 31, 1998, 1997 and 1996.

G. SHAREHOLDERS' EQUITY:

  Common Stock

     In December 1995, the Board of Directors and shareholders voted to amend the Company's Articles of Incorporation and By-laws. The effect of the restatement was (i) to change the authorized capital from 1,500 shares of common stock to 25,000,000 shares of common stock, no par value, and (ii) to effect a 12,433.33-for-1 split of the Company's common stock. In April 1996, the Board of Directors and shareholders voted to effect a .7-for-1 split of the Company's stock. Common stock has been retroactively stated for the stock splits.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

  Initial Public Offering

     Effective May 1996, the Company sold 500,000 equity Units (Unit) to the general public. Each Unit sold for $11.00 and consisted of two shares of common stock and one redeemable common stock purchase warrant. The common stock and the warrant were detachable and separately transferable immediately after the close of the offering. Each warrant entitles the registered holder to purchase, at any time over a five year period commencing on the date of the Prospectus, one share of common stock at $8.00 per share.

     In 1997, the Company determined that proceeds from the initial public offering were overstated by $34,513 due to an increase in Directors & Officers insurance expense directly attributable to the Company's public offering.

  S Corporation Distributions

     For the years ended December 31, 1997 and 1996, the Company made S Corporation shareholder distributions of $36,407, and $694,723, respectively. Distributions to shareholders were paid on previous year's earnings. The Company's S Corporation status termination was effective with the May 1996 Initial Public Offering.

H. STOCK OPTIONS AND WARRANTS:

  Stock Options

     The Company's Omnibus Stock Plan adopted in 1996, as amended, authorizes a total of up to 1,400,000 shares of Common Stock for issuance as either incentive stock options or nonqualified stock options. The options granted under the plan are to purchase Common Stock at not less than fair-market value at the date of grant. In 1996, options totaling 760,000 shares were granted to certain key management. These options are not exercisable until December 31, 2003 and expire ten years from the date of grant. Remaining options are generally exercisable one-year from the date of grant in cumulative annual installments of 20 percent and have a term of ten years. Stock option transactions are summarized as follows:

                                                                           WEIGHTED AVERAGE
                                                               SHARES       EXERCISE PRICE
                                                              ---------    ----------------
Outstanding, December 31, 1995..............................         --          --
  Granted...................................................    760,000        $5.50
                                                              ---------
Outstanding, December 31, 1996..............................    760,000        $5.50
  Granted...................................................    245,500        $2.62
                                                              ---------
Outstanding, December 31, 1997..............................  1,005,500        $4.80
  Granted...................................................    128,500        $3.68
  Cancelled.................................................   (144,498)       $2.81
                                                              ---------
Outstanding, December 31, 1998..............................    989,502        $4.69
                                                              =========
Exercisable, December 31, 1997..............................     49,500        $2.68
                                                              =========
Exercisable, December 31, 1998..............................    109,900        $2.87
                                                              =========

  Warrants

     As of December 31, 1998, the Company has outstanding stock purchase warrants for 750,100 shares of the Company's Common Stock, 650,000 issued in connection with its initial public offering and 100,100 issued to a former director and officer ("Executive") of the Company. The Common Stock warrants issued in connection with the Company's initial public offering are widely held and expire in May 2001. The Common

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

Stock warrants issued to the former Executive expire in September 2001. A summary of warrants outstanding is as follows:

                                                            AS OF DECEMBER 31,
                                                            -------------------
                                                             SHARES      PRICE
                                                            --------    -------
IPO Unit warrants.........................................  500,000     $ 8.00
Representatives warrants..................................  100,000     $ 8.52
Representatives warrants..................................   50,000     $0.155
Executive warrants........................................  100,100     $ 4.68
                                                            -------     ------
                                                            750,100
                                                            =======

     Had compensation cost for options granted in 1998 and 1997 been determined based on the fair values at the grant dates, as prescribed in SFAS No. 123, the Company's pro forma net losses and pro forma net losses per share would have been as follows:

                                                          AS OF DECEMBER 31,
                                                      ---------------------------
                                                                        1997
                                                         1998       (AS RESTATED)
                                                      ----------    -------------
Net loss:
  As reported.......................................  (3,986,384)     (275,656)
  Pro forma.........................................  (4,048,323)     (318,409)
Net loss per share:
  As reported.......................................       (1.73)        (0.12)
  Pro forma.........................................       (1.76)        (0.14)

     The above referenced calculations to estimate the fair value of options was made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be the vesting period, the expected volatility, which was based on fluctuations of the stock price over a 12 month period and the risk free interest rate, which was estimated using the bond equivalent yield at December 31, 1998.

I. MAJOR CUSTOMER AND SEGMENT INFORMATION

     The Company operates in one industry segment: the design, manufacture, marketing and support of high quality broadcast products for use in radio broadcast studios. One customer accounted for approximately 13% and 12% of net sales in 1998 and 1997, respectively. No customer accounted for more than 10% of net sales in 1996. The Company has no operations or assets located outside of the United States. The Company's export sales represented less than 10% of net sales in 1998, 1997 and 1996.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

J. RESTATEMENT OF CERTAIN PRIOR PERIOD BALANCES

     The accompanying financial statements as of and for the years ended December 31, 1997 and 1996 have been restated with respect to accounting for software development costs in accordance with SFAS 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The restatement resulted from prior years capitalization of costs associated with engineering and materials used in the development of certain products by the Company which, under SFAS 86, should be expensed as incurred. The effect of this restatement is as follows:

                                                       1997                            1996
                                           ----------------------------    ----------------------------
                                           AS PREVIOUSLY                   AS PREVIOUSLY
                                             REPORTED       AS RESTATED      REPORTED       AS RESTATED
                                           -------------    -----------    -------------    -----------
Balance Sheets:
  Intangibles, net.......................   $2,046,773      $  719,773      $1,137,730      $  385,730
  Retained earnings (accumulated
     deficit)............................   $  853,347      $ (473,653)     $  590,410      $ (161,590)
Statements of Income:
  Operating expenses.....................   $5,018,584      $5,593,584      $3,185,372      $3,826,372
  Income tax benefit (expense)...........   $   38,200      $  (19,500)     $  (20,700)     $     (800)
  Net income (loss)......................   $  299,344      $ (275,656)     $   10,752      $ (630,248)
  Net income (loss) per share............   $     0.13      $    (0.12)     $     0.01      $    (0.33)

K. GOING CONCERN AND MANAGEMENT'S PLANS

     The Company incurred net losses of $3,986,000, $276,000 and $630,000 in 1998, 1997 and 1996, respectively, and had negative cash flows form operations of $700,000, $1,256,000 and $1,232,000 in 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company had a working capital deficit of $2,438,000, and a shareholders' deficit of $281,000. Additionally, the Company is in violation of certain covenants under its line of credit and term loan agreements and the Company's bank has elected to freeze the line of credit at $2,175,000 total outstanding principal (refer to Note C -- Line of Credit and Bank Term
Loan).

     In this regard, management is currently working closely with its bank to obtain a covenant waiver or forbearance agreement, and to renegotiate covenants and terms for its line of credit and term loan agreements. Management anticipates that its bank will make a determination by the end of the Company's second fiscal quarter of 1999. Although management believes that the covenant violations can be resolved on terms acceptable to the Company, there is no assurance that such resolution will occur. During this period, the Company will be solely dependent upon cash flows from operations for its working capital requirements. Management currently expects, and is operating under the assumption that its cash flows from operations will be sufficient to allow the Company to meet its obligations in the normal course of business. Management also believes it may be necessary to seek additional debt or equity financing in addition to resolving the covenant violations with its bank. The Company is currently investigating other forms of additional debt or equity financing. There can be no assurance that such financing will be available on terms acceptable to the Company.

     The Company's current financial condition and uncertainties as described above raise doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

RESTATEMENT OF UNAUDITED QUARTERLY INFORMATION

     The Company has restated certain unaudited quarterly data included in the Company's previously filed reports on Form 10-QSB as follows:

                                  Q1 1998                   Q2 1998                    Q3 1998
                          -----------------------   ------------------------   ------------------------
                              AS                        AS                         AS
                          PREVIOUSLY       AS       PREVIOUSLY       AS        PREVIOUSLY       AS
                           REPORTED     RESTATED     REPORTED     RESTATED      REPORTED     RESTATED
                          ----------   ----------   ----------   -----------   ----------   -----------
Balance Sheets:
  Accounts receivable,
     net................  $1,543,936   $1,543,936   $1,882,332   $ 1,882,332   $2,029,697   $ 1,619,172
  Contracts in
     progress...........  $  410,525   $       --   $  410,525   $        --   $       --   $        --
  Inventories, net......  $3,182,411   $3,019,026   $3,159,910   $ 2,237,808   $3,316,906   $ 2,573,990
  Prepaid expenses......  $  344,216   $  278,969   $  510,764   $   410,392   $  401,681   $   238,683
  Property and
     equipment, net.....  $1,395,608   $1,374,314   $1,503,548   $ 1,460,960   $1,561,262   $ 1,497,380
  Intangibles, net......  $2,194,823   $  943,823   $1,705,856   $   958,856   $1,895,871   $ 1,020,171
  Other assets..........  $  372,263   $  366,263   $  452,649   $   388,649   $  288,773   $    81,471
  Accrued expenses......  $  435,719   $  462,703   $  243,789   $   359,569   $  398,812   $   934,104
  Retained earnings
     (accumulated
     deficit)...........  $1,089,538   $ (854,897)  $1,141,133   $(1,261,234)  $  811,962   $(2,186,653)
Statements of Income:
  Revenue...............  $4,398,306   $3,987,781   $4,253,033   $ 4,253,033   $3,068,895   $ 3,068,895
  Cost of sales.........  $2,731,661   $2,843,603   $2,752,509   $ 3,064,748   $1,928,133   $ 1,942,313
  Operating expenses....  $1,374,152   $1,469,875   $1,489,694   $ 1,636,141   $1,447,132   $ 2,029,857
  Other.................  $    9,098   $    9,853   $  (23,837)  $   (23,082)  $  (48,964)  $   (48,209)
  Net income (loss).....  $  236,191   $ (381,244)  $   51,594   $  (406,337)  $ (329,169)  $  (925,419)
  Net income (loss) per
     share..............  $     0.10   $    (0.16)  $     0.02   $     (0.18)  $    (0.14)  $     (0.40)

                                  Q1 1997                   Q2 1997                    Q3 1997
                          -----------------------   ------------------------   ------------------------
                              AS                        AS                         AS
                          PREVIOUSLY       AS       PREVIOUSLY       AS        PREVIOUSLY       AS
                           REPORTED     RESTATED     REPORTED     RESTATED      REPORTED     RESTATED
                          ----------   ----------   ----------   -----------   ----------   -----------
Balance Sheets:
  Intangibles, net......  $1,265,291   $  361,291   $1,562,329   $   512,329   $1,455,569   $   576,569
  Retained earnings
     (accumulated
     deficit)...........  $  576,631   $ (327,369)  $  699,748   $  (350,252)  $  806,922   $   (72,078)
Statements of Income:
  Operating expenses....  $1,000,439   $1,153,439   $1,280,257   $ 1,425,257   $1,434,921   $ 1,381,921
  Net income (loss).....  $  (13,779)  $ (166,779)  $  159,165   $    14,165   $  107,213   $   160,213
  Net income (loss) per
     share..............  $    (0.01)  $    (0.07)  $     0.07   $      0.01   $     0.05   $      0.07

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                                                            Q2 1996                       Q3 1996
                                                  ---------------------------   ---------------------------
                                                  AS PREVIOUSLY                 AS PREVIOUSLY
                                                    REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                                  -------------   -----------   -------------   -----------
Balance Sheets:
  Intangibles, net..............................   $  538,624      $187,624      $  804,650     $  262,650
  Retained earnings.............................   $1,069,680      $718,680      $1,274,381     $  571,344
Statements of Income:
  Operating expenses............................   $  691,677      $819,677      $  905,967     $1,097,967
  Net income (loss).............................   $  152,431      $ 24,431      $   65,088     $ (126,912)
  Net income (loss) per share...................   $     0.09      $   0.01      $     0.03     $    (0.06)

Date: April 14, 1999

                                          PACIFIC RESEARCH & ENGINEERING
                                          CORPORATION

                                                   /s/ JACK WILLIAMS
                                          --------------------------------------
                                          By: Jack Williams
                                          Chief Executive Officer, Chairman of
                                          the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                  /s/ JACK WILLIAMS                               Director,             April 14, 1999
-----------------------------------------------------     Chief Executive Officer,
                   Jack Williams,                         and Chairman of the Board

                   /s/ DONALD NAAB                         Director, President and      April 14, 1999
-----------------------------------------------------      Chief Operating Officer
                    Donald Naab,

                    /s/ JOHN LANE                                 Director              April 14, 1999
-----------------------------------------------------
                     John Lane,

                                                                  Director              April 14, 1999
-----------------------------------------------------
                  Michael Bosworth,

                  /s/ JOHN ROBBINS                                Director              April 14, 1999
-----------------------------------------------------
                    John Robbins,

                   /s/ HERB MCCORD                                Director              April 14, 1999
-----------------------------------------------------
                    Herb McCord,

                 /s/ BLAKE F. CLARK                            Vice President,          April 14, 1999
-----------------------------------------------------      Chief Financial Officer
                   Blake F. Clark,                      (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Articles of Incorporation of the Company(1)
  3.2     Bylaws of the Company(1)
  4.1     Warrant Agreement(1)
  4.2     Warrant Certificate(1)
  4.3     Stock Certificate(1)
  4.4     Unit Certificate(1)
 10.1     Lease Agreement dated May 9, 1995(1)
 10.2     Sublease Agreement dated May 9, 1995 by and between the
          Registrant and Pacific Metal Fabricators(1)
 10.3     Employment Contract by and between the Registrant and Jack
          Williams(1)(5)
 10.6     Employment Contract by and between the Registrant and David
          Pollard(1)(5)
 10.7     1996 Omnibus Stock Plan and form of Stock Option Agreement thereunder(1)(5)
 10.8     Asset Purchase Agreement between the Registrant and Pacific
          Metal Fabricators, Inc.(1)
 10.9     Employment Contract by and between the Registrant and Susan
          Dingethal(2)(5)
10.10     Employment Contract by and between the Registrant and Donald
          Naab(3)(5)
10.11     Lease Agreement dated December 19, 1997(3)
10.12     Line of Credit Facility by and between the Registrant and
          Union Bank dated March 11, 1998(3)
10.13     Line of Credit Facility and Note Payable between the
          Registrant and Imperial Bank dated October 5, 1998(4)
 23.1     Consent of Harlan & Boettger, LLP, Independent Auditors
 23.2     Consent of Harlan & Boettger, LLP, Independent Auditors
 27.1     Financial Data Schedule.

---------------
(1) Previously filed as an exhibit to the Company's Form SB-2, file no. 333-858-LA, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Form 10-QSB, September 30, 1997, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Form 10-QSB, June 30, 1998, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Form 10-QSB, September 30, 1998, and incorporated herein by reference.

(5) Executive Compensation Plans and Agreements.