Form 10KSB40/A
period 1998-12-31
PACIFIC RESEARCH & ENGINEERING CORP
filed 1999-04-29
CIK 1007583

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                 FORM 10-KSB/A
                                (AMENDMENT NO. 1)

                            ------------------------



(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


================================================================================

                                EXPLANATORY NOTE

This amendment No. 1 on From 10-KSB / A to the Annual Report on Form 10-KSB of Pacific Research & Engineering Corporation (the "Company"), amends and restates in their entirety Items 9, 10, 11 and 12 of PART III.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Registrant." The Company's Board of Directors currently consists of six authorized directors. The following table sets forth the name, age and position of each director of the Company:


                                                                                  DIRECTOR
NAME                                    AGE                POSITION                SINCE
----                                    ---                --------                -----
Jack Williams....................        57         Chairman of the Board,          1969
                                                   Chief Executive Officer

Donald Naab......................        46    President, Chief Operating Officer   1999
                                                         and Director

John Lane........................        51                 Director                1996
Michael Bosworth.................        52                 Director                1996
Herbert McCord...................        56                 Director                1997
John Robbins.....................        52                 Director                1996


        Jack Williams has served as Chief Executive Officer and Chairman of the Board of Directors since October 1969. Prior to founding the Company, Mr. Williams was a professional recording engineer and an audio and video systems designer at the University of California, San Diego.

        Donald Naab became a director of the Company on February 12, 1999. Mr. Naab joined the Company as President and Chief Operating Officer in June 1998. From 1995 through 1997, Mr. Naab was Group President of a unit of Kidde International, a manufacturer of fire systems. From 1980 through 1995, Mr. Naab was employed at Robertshaw Controls Company where his last position was Vice President, General Manager. Mr. Naab holds a BSEE degree from the University of Wisconsin and an MBA from the University of Notre Dame.

        John Lane has been a director of the Company since March 1996. Mr. Lane has been Managing Director, Vice President of Capital Markets of Westport Resources Investment Services, an investment-banking firm, since January 1997. From 1989 to 1996, Mr. Lane was a partner at the investment-banking firm, Nutmeg Securities, where his most recent position was Executive Vice President, Syndicate. Mr. Lane has been an active member of the Security Industry Association and has been active in the Membership and Local Firms committees. Mr. Lane also serves as a director of the Regional Investment Brokers Association.

        Michael Bosworth has been a director of the Company since February 1996. Mr. Bosworth has over twenty years experience in the information technology industry. Mr. Bosworth is the founder and author of Solution Selling, and since 1983 has operated his own sales training and consulting company.

        Herbert McCord has been a director of the Company since September 1997. From 1980 to the present, Mr. McCord has served as Chairman of the Board, President and Chief Executive Officer of Granum Communications Corporation (formerly Granum communications, Inc.), a consulting company to the radio broadcast industry.

        John Robbins has been a director of the Company since May 1996. From February 1997 to the present, Mr. Robbins has served as Chairman of the Board and Chief Executive Officer of American Residential Investment Trust. From January 1988 to 1994, he was Chairman of the Board and Chief Executive Officer of American Residential Mortgage Corporation. Mr. Robbins is a director of Garden Fresh Restaurant Corporation and American Residential Investment Trust, both publicly held companies.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% shareholders were complied with.



ITEM 10.  EXECUTIVE COMPENSATION


                           Summary Compensation Table

     The following table sets forth information concerning the compensation paid by the Company to its Chief Executive Officer and the four most highly compensated executive officers ("named executive officers") of the Company for the years indicated.


                                                                             LONG-TERM
                                         ANNUAL COMPENSATION               COMPENSATION
                                     -------------------------------       ------------
                                                                               AWARDS
                                                                           ------------
                                                                             SECURITIES
                                                                             UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR       SALARY         BONUS           OPTIONS   COMPENSATION(1)
---------------------------          ----       ------         -----       -----------------------------
Jack Williams .................      1998      $170,000          --               --        $  4,987
  Chief Executive Officer            1997      $170,000          --               --        $  4,877
  and Chairman of the Board          1996      $147,654          --            603,217      $  1,500

Donald Naab (2) ...............      1998      $ 98,250      $ 15,000(2)        75,000      $ 73,635(3)
  President and Chief                1997          --            --               --            --
  Operating Officer                  1996          --            --               --            --

Larry Eyler (4) ...............      1998      $117,211          --               --        $  2,500
  Chief Financial Officer            1997      $114,997          --               --        $  2,500
  and Secretary                      1996      $ 99,520          --             40,214      $  1,500

Michael Dosch (5) .............      1998      $125,000          --               --        $  4,923
  Vice President, Corporate          1997      $124,998          --               --        $  4,019
  Development                        1996      $ 99,520          --             40,214      $  1,500

Dave Pollard ..................      1998      $115,000          --               --        $  4,380
  Vice President, Engineering        1997      $114,998          --               --        $  4,360
                                     1996      $ 99,520          --             40,214      $  1,500

Susan Dingethal (6) ...........      1998      $115,000          --               --        $  4,982
  Vice Pres., Sales &                1997      $ 46,422        35,000(6)        60,000      $  1,625
  Marketing                          1996          --            --               --            --

--------------------------------------------------------------------------------

(1) Includes Company contributions under 401(k) defined contribution plan and automobile allowance paid by the Company for the benefit of these named executive officers.

(2) Mr. Naab became an executive officer of the Company on June 29, 1998. The amounts disclosed for 1998 reflect all compensation that he received from the Company since he joined it on June 29, 1998. Mr. Naab received a one-time cash bonus in December 1998 in accordance with the terms of his Employment Agreement.

(3)  Includes $71,535 paid to Mr. Naab with respect to relocation expenses.

(4) Mr. Eyler resigned as an executive officer of the Company effective November 11, 1998. The amounts disclosed in the table reflect all compensation that he received from the Company through November 11, 1998.

(5) Mr. Dosch resigned as an executive officer of the Company effective December 31, 1998. Pursuant to a letter agreement entered into in connection with his resignation, Mr. Dosch received $30,769 in salary for the period January 1, 1999 to April 1, 1999 and $14,423 in accrued vacation benefits.

(6) Ms. Dingethal became an executive officer of the Company on July 28, 1997. The amounts disclosed in 1997 reflect all compensation that she received from the Company since she joined it on July 28, 1997. In 1997, Ms. Dingethal received a one-time cash bonus of $35,000 in accordance with the terms of her Employment Agreement.


     The following table sets forth information with respect to the persons named in the summary compensation table concerning their exercise of options during the 1998 fiscal year and the unexercised options held by them as of December 31, 1998. No options were exercised during the fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES (1)

                                                              NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED OPTIONS
                                                                   AT 12/31/98
                                                         ------------------------------
     NAME                                                 EXERCISABLE / UNEXERCISABLE
     ----                                                ------------------------------
     Jack Williams........................................         0 / 603,217
     Donald Naab..........................................         75,000 / 0
     Larry Eyler..........................................            0 / 0
     Michael Dosch........................................            0 / 0
     Dave Pollard.........................................         0 / 40,214
     Susan Dingethal......................................       24,000 / 36,000

----------------

(1) Based on a fair market value of $1.625, the closing price of the Company's Common Stock on December 31, 1998, none of the named executive officer's options were in the money as of such date.


Employment and Change of Control Arrangements

     In March 1996, the Company entered into an employment agreement with Mr. Williams with an initial term of three years. Mr. Williams continues to serve as Chairman and Chief Executive Officer of the Company pursuant to the terms of the agreement, although the initial term expired in April 1999. Mr. William's base salary is currently $170,000. He is also eligible to receive a bonus based upon achievement of certain goals as determined by the Board of Directors. Mr. Williams also receives an automobile allowance of $250 per month.

     In June 1998, the Company entered into an employment agreement with Mr. Naab, pursuant to which he became President and Chief Operating Officer. The initial term of the employment agreement continues until December 31, 1999, at which time it may be renewed for a future unspecified term at the discretion of the Company. The agreement provides for a base salary of $204,360 per annum and a bonus based upon achievement of certain goals as determined by the Board of Directors. In addition, the agreement provided for a one-time $15,000 bonus payable upon the condition that Mr. Naab was employed by the Company on December 31, 1998. Furthermore, Mr. Naab was granted stock options to purchase an aggregate of 75,000 shares of the Company's Common Stock at $3.625 per share and the Company agreed to pay Mr. Naab the real estate agent commission on the sale of his home totaling up to $57,109. Mr. Naab also receives an automobile allowance of $250 per month.

     The Company entered into employment agreements with Messrs. Dosch and Pollard in 1996 and with Ms. Dingethal in 1997. The agreements provide for a base salary and a bonus based upon achievement of certain goals as determined by the Board of Directors over the term of the employment agreement, continuing until April 1999. In the event an executive officer's employment with the Company is terminated without cause, he or she will receive a lump sum payment of his then current salary for the balance of the term of the Agreement. Pursuant to the terms of his employment agreement, Mr. Dosch received a lump sum payment of $30,769 for his base salary from January 1, 1999 to April 1, 1999 and an additional payment of $14,423 for accrued vacation.


     In the event the Company enters into an agreement to dispose of substantially all of the assets or stock of the Company, options outstanding under the 1996 Omnibus Stock Plan ("the Plan") will vest in full and become exercisable as of the date of such agreement. The Board of Directors may, at its election and subject to the approval of the surviving corporation, arrange for options outstanding to be substituted for new options covering shares of the surviving corporation in the same proportion, at an equivalent option price and subject to the same terms and conditions as the old option. Any outstanding options which are not exercised or assumed will terminate as of the date of such disposition.

Compensation of Directors

     Mr. Bosworth, Mr. Robbins, Mr. Lane, and Mr. McCord each receive $1,000 per month as a retainer and $750 per directors' meeting and committee meeting attended. In addition, Messrs. Bosworth, Robbins, Lane, and McCord each have been granted options to purchase 10,000, 10,000, 5,000,and 7,500 shares of Common Stock, respectively. For each meeting of the Board of Directors which they attend, directors are reimbursed for reasonable travel expenses incurred. See also "--Certain Relationships and Related Transactions."


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information, as of April 15, 1999, with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the executive officers of the Company named in the Summary Compensation Table, and (iv) all current executive officers and directors of the Company as a group:

                                                            SHARES OWNED
                                                     --------------------------
                                                      NUMBER         PERCENTAGE
     NAME AND ADDRESS (1)                            OF SHARES        OF CLASS
     ---------------------                           ---------       ----------
     Jack Williams (2).............................  1,061,000          46.0%
     Donald Naab (3)...............................    199,980           8.4
     Dave Pollard .................................     70,000           3.0
     Michael Bosworth (4)..........................     10,000           *
     John Lane (5) (6).............................     87,755           3.7
     John Robbins (7)..............................     22,500           *
     Herbert McCord ...............................     17,500           *
     Susan Dingethal  (8)..........................     24,000           1.0
     All Directors and Executive Officers as a
     Group (10 persons) (9)........................  1,492,735          59.7%

-----------------------

*    less than one percent

(1) Except as otherwise indicated, the address for all persons shown on this table is c/o the Company, 2070 Las Palmas Drive, Carlsbad, California, 92009. Unless otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such persons, subject to applicable community property laws.

(2) Includes 1,054,000 shares held by The Williams Family Trust, U/A DTD 3/12/81. Also includes 6,000 shares owned by Mr. William's spouse and 1,000 shares owned by his children.

(3) Includes 75,000 shares issuable pursuant to stock options that are exercisable or will become exercisable within 60 days of April 15, 1999. Includes 13,500 shares held by Mr. Naab's spouse.

(4) Includes 10,000 shares issuable pursuant to stock options that are exercisable or will become exercisable within 60 days of April 15, 1999.

(5) Mr. Lane may be reached at Westport Resources, 315 Post Road West, Westport, Connecticut 06880.

(6) Includes 5,000 shares issuable pursuant to stock options that are exercisable or will become exercisable within 60 days of April 15, 1999. Also includes 61,755 shares that Mr. Lane has the right to acquire in the form of Warrant Securities issued in connection with the Company's initial public offering in May 1996.

(7) Includes 12,500 shares held by The Robbins Family Trust, U/A DTD 6/1/87 and 10,000 shares issuable pursuant to stock options that are exercisable or will become exercisable within 60 days of April 15, 1999.

(8) Includes 24,000 shares issuable pursuant to stock options that are exercisable or will become exercisable within 60 days of April 15, 1999.

(9) Includes an aggregate of 193,255 shares of Common Stock issuable pursuant to stock options and stock warrants that are currently exercisable or will become exercisable within 60 days of April 15, 1999.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At the time of the Company's public offering in 1996, Mr. Lane was an executive officer and controlling person of Nutmeg Securities, the principal underwriter of such offering. The total underwriting discounts and commissions paid by the Company with respect to such offering were $550,000. In addition, Nutmeg Securities received (i) a non-accountable expense allowance of $165,000 and (ii) warrants to purchase up to 50,000 units at $17.05 per unit exercisable over four (4) years commencing May 28, 1997, with each unit consisting of two shares of the Company's Common Stock and one redeemable Common Stock Purchase Warrant of the Company, and (iii) a consulting fee of $72,000.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    PACIFIC RESEARCH & ENGINEERING CORPORATION
                                                      (Registrant)

                                    By:             /s/ Jack Williams
                                            ------------------------------------
                                            Jack Williams
                                            Chief Executive Officer,
                                            Chairman of the Board


Date:     April 29, 1999