Form 10QSB
period 1999-03-31
PACIFIC RESEARCH & ENGINEERING CORP
filed 1999-05-17
CIK 1007583

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from ___________ to __________

                        Commission File Number: 001-11773

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
       (Exact name of small business issuer as specified in its charter)


                   California                                  95-2638420
        (State or other jurisdiction                          (IRS Employer
        of incorporation or organization)                  identification No.)


               2070 Las Palmas Drive, Carlsbad, California, 92009
              (Address of principal executive offices and zip code)

                                 (760) 438-3911
                           (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,305,500 shares of Common Stock, No Par Value as of May 1, 1999

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                                          PAGE
                                                                                       ----
        ITEM 1: FINANCIAL STATEMENTS

                CONDENSED BALANCE SHEETS AS OF MARCH 31, 1999 AND
                DECEMBER 31, 1998                                                        3
                STATEMENTS OF  OPERATIONS  FOR THE THREE MONTHS ENDED MARCH 31,
                1999 AND 1998                                                            4
                CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                MARCH 31, 1998 AND 1998                                                  5
                NOTES TO CONDENSED FINANCIAL STATEMENTS                                  6


        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS                                                8

PART II: OTHER INFORMATION

        ITEM 1: LEGAL PROCEEDINGS                                                       12

        ITEM 2: CHANGES IN SECURITIES                                                   12

        ITEM 3: DEFAULTS UPON SENIOR SECURITIES                                         12

        ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS                    12

        ITEM 5: OTHER INFORMATION                                                       12

        ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                        12

PART I                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                            CONDENSED BALANCE SHEETS


                                                              March 31,           December 31,
                                                                1999                  1998
                                                             -----------          -----------
                                                            (unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                                  $     9,425          $   320,656
  Accounts receivable, net of allowance
    for doubtful accounts of $75,000 in 1999
    and $65,000 in 1998                                        1,371,276            1,008,392
  Inventories                                                  2,291,898            2,614,447
  Prepaid expenses                                                52,664               34,144
                                                             -----------          -----------
        Total Current Assets                                   3,725,263            3,977,639
                                                             -----------          -----------

Property and equipment, net                                    1,107,932            1,164,343
Capitalized software development costs, net                      819,183              849,481
Deposits and other assets                                        221,252              142,856
                                                             -----------          -----------
                                                             $ 5,873,630          $ 6,134,319
                                                             ===========          ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                      $ 2,479,962          $ 2,450,457
  Customer advances                                              846,427            1,249,290
  Line of credit                                               2,175,000            2,109,247
  Bank term loan payable                                         563,312              606,645
                                                             -----------          -----------
        Total Current Liabilities                              6,064,701            6,415,639
                                                             -----------          -----------

Commitments and Contingencies (Note 2)

Shareholders' Deficit:
  Common Stock, no par value, 25,000,000 authorized;
    2,305,500 issued and outstanding                           4,126,392            4,126,392
  Additional paid-in capital                                      52,325               52,325
  Accumulated deficit                                         (4,369,788)          (4,460,037)
                                                             -----------          -----------
        Total Shareholders' Deficit                             (191,071)            (281,320)
                                                             -----------          -----------
                                                             $ 5,873,630          $ 6,134,319
                                                             ===========          ===========



The accompanying notes are integral part of these condensed financial statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                          For the Three Months Ended
                                                         March 31,             March 31,
                                                           1999                  1998
                                                        -----------          -----------
Net sales                                               $ 4,232,654          $ 3,987,781
Cost of sales                                             2,507,587            2,843,603
                                                        -----------          -----------
    Gross profit                                          1,725,067            1,144,178
                                                        -----------          -----------

Operating expenses:
    General and administrative                              573,798              422,997
    Selling and marketing                                   570,449              650,235
    Research and development                                306,398              297,779
    Depreciation and amortization                           106,947               98,864
                                                        -----------          -----------
           Total operating expenses                       1,557,592            1,469,875
                                                        -----------          -----------
    Operating income (loss)                                 167,475             (325,697)
                                                        -----------          -----------
Other expense:
    Interest expense                                        (76,413)             (28,420)
    Other expense, net                                         (813)             (26,327)
                                                        -----------          -----------
                                                            (77,226)             (54,747)
                                                        -----------          -----------
        Income (loss) before income tax expense              90,249             (380,444)
Income tax expense                                               --                 (800)
                                                        -----------          -----------
    Net income (loss)                                   $    90,249          $  (381,244)
                                                        ===========          ===========
Net income (loss) per common share:
    Basic                                               $      0.04          $     (0.16)
    Diluted                                             $      0.04          $     (0.16)
Weighted average common shares:
    Basic                                                 2,305,500            2,305,500
    Diluted                                               2,305,500            2,305,500


The accompanying notes are integral part of these condensed financial statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                             For the Three Months Ended
                                                             March 31,          March 31,
                                                               1999               1998
                                                             ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $  90,249          $(381,244)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                              106,947             98,864
    Change in unrealized loss on sale of
       investment in securities                                     --            (16,362)
    Changes in operating assets and liabilities:
      Accounts receivable                                     (362,884)          (699,888)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                           --            456,139
      Inventories                                              322,549             (4,843)
      Prepaid expenses                                         (18,520)           123,256
      Deposits and other assets                                (78,095)          (131,237)
      Accounts payable and accrued expenses                     29,505            496,301
      Customer advances                                       (402,863)           (80,510)
                                                             ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES                         (313,112)          (139,524)
                                                             ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                          (20,539)          (111,348)
  Proceeds from sale of investments in securities                   --            183,175
  Increase in capitalized software                                  --           (233,023)
                                                             ---------          ---------
NET CASH USED IN INVESTING ACTIVITIES                          (20,539)          (161,196)
                                                             ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                    --            (28,658)
  Net borrowings (repayments) on line of credit                 65,753           (410,000)
  Borrowings under bank term loan                                   --            750,000
  Payments on bank term loan                                   (43,333)           (10,122)
                                                             ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       22,420            301,220
                                                             ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (311,231)               500
Cash and Cash Equivalents, Beginning of Period                 320,656                 --
                                                             ---------          ---------
Cash and Cash Equivalents, End of Period                     $   9,425          $     500
                                                             =========          =========


The accompanying notes are integral part of these condensed financial statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

           The condensed interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting of normal recurring entries) which are necessary for a fair and accurate presentation of financial position at March 31, 1999 and the results of operations and cash flows for the three month period then ended. Interim results are not necessarily indicative of those to be expected for the full year.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.      COMMITMENTS AND CONTINGENCIES

           The Company has incurred net losses and negative cash flows from operations for each of the last three fiscal years ended December 31, 1998, 1997 and 1996. As of March 31, 1999, the Company has a working capital deficit of $2,339,000 and a shareholders' deficit of $191,000. Additionally, the Company has been notified that it is in default of certain financial covenants under its line of credit and term loan agreements and the Company's bank has elected to freeze the line of credit at $2,175,000 total outstanding principal. Furthermore, due to the covenant violations, the loans under both the agreements are potentially callable by the bank. As such, the entire outstanding balances of both the line of credit and the term loan are reflected in current liabilities.

           In this regard, management is currently working with its bank to obtain a covenant waiver or forbearance agreement, and to renegotiate covenants and terms for its line of credit and term loan agreements. Management anticipates that its bank will make a determination by the end of the second fiscal quarter of 1999. Although management believes that the covenant violations can be resolved on terms acceptable to the Company, there is no assurance that such resolution will occur. During this period, the Company will be solely dependent upon cash flows from operations for its working capital requirements. Management currently expects, and is operating under the assumption that its cash flows from operations will be sufficient to allow the Company to meet its obligations in the normal course of business. Management also believes that it may be necessary to seek additional debt or equity financing in addition to resolving the covenant violations with its bank. The Company is currently investigating other forms of additional debt or equity financing. The sale of additional equity or convertible debt securities could result in dilution to existing shareholders. There can be no assurance that cash flows from operations will be sufficient or that additional financing will be available on terms acceptable to the Company, if at all.

           The Company's current financial condition and uncertainties as described above, raise doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

           The Company currently has a commitment to purchase an aircraft at an estimated cost of $1,600,000, payable upon delivery in 2001.

3.      LINE OF CREDIT AND BANK TERM LOAN

           Borrowings outstanding under the line of credit and bank term loan bear interest at the bank's prime lending rate plus .25% (8.5% at March 31, 1999) and are secured by substantially all of the Company's assets. The line of credit expires in October 1999. The term loan is payable in consecutive monthly installments of $10,833 plus interest. As of December 31, 1998 and March 31, 1999, the Company was in violation of certain of the financial covenants under these loan agreements, and the amount available under the line has been frozen by the bank at the amount outstanding as of March 31, 1999. Management is currently in discussions with its bank to reach an accommodation. However, there is no assurance that such accommodation will be reached. As a result of the covenant violations, the entire balance of the term loan is reflected in current liabilities.

4.      INVENTORIES

            Inventories consist of:

                                 March 31,         December 31,
                                    1999               1998
                                 ----------         ----------
                                (unaudited)
         Raw materials           $1,145,438         $1,005,585
         Work-in-process            413,321            352,171
         Finished goods             733,139          1,256,691
                                 ----------         ----------
                                 $2,291,898         $2,614,447
                                 ==========         ==========


5.      NET INCOME (LOSS) PER COMMON SHARE

           The computation of basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share includes any dilutive effects of outstanding stock options and warrants. For the three months ended March 31, 1999, there were no dilutive stock options or warrants outstanding to include in the calculations of diluted earnings per share. Due to the net loss reported for the three months ended March 31, 1998, the effect of stock options and warrants outstanding has been excluded from the diluted earnings per share calculation as their inclusion would be anti-dilutive.

6.      SUPPLEMENTAL CASH FLOW INFORMATION

                              Three Months     Three Months
                                  Ended            Ended
                             March 31, 1999   March 31, 1998
                             --------------   --------------
                               (unaudited)      (unaudited)
         Cash paid for:
             Interest             $79,597         $29,777
             Income taxes         $   800         $40,000

7.      SEGMENT INFORMATION

           The Company operates in one industry segment: the design, manufacture, marketing and support of high quality broadcast products for use in radio broadcast studios. The Company has no operations or assets located outside of the United States and export sales represented less than 10% of net sales in the three month periods ending March 31, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information - General

    The following discussion should be read in conjunction with the condensed financial statements and related condensed notes included elsewhere herein. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Statements used in this discussion that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements include the words "anticipates," "believe," "expect," "intends," "future," "may," "planned," and similar expressions including statements regarding future personnel levels, investment in product development, potential sources of liquidity, and sufficiency of cash flows from operations to meet obligations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated including those set forth under "Factors That May Affect Future Results" included in the Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements or to reflect events or circumstances that may arise after the date hereof.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by certain items in the Company's condensed statements of operations for the periods indicated:

                               Three Months Ended
                                    March 31,
                           ----------------------------
                              1999              1998
                           ----------       -----------
                           (unaudited)      (unaudited)
Net sales                     100.0%          100.0%
Cost of sales                  59.3%           71.3%
                              -----           -----

Gross profit                   40.7%           28.7%
Expenses:
General and
administrative                 13.6%           10.6%
Selling and marketing          13.5%           16.3%
Research and
development                     7.2%            7.5%
Depreciation and
amortization                    2.5%            2.5%
                              -----           -----
Total operating
expenses                       36.8%           36.9%
Income (loss) from
operations                      3.9%           (8.2)%
                              -----           -----
Other expenses:
Interest expense               (1.8)%          (0.7)%
Other expense, net               --            (0.7)%
                              -----           -----
Total other expense,
net                            (1.8)%          (1.4)%
Income (loss)before
income taxes                    2.1%           (9.6)%
Provision for income
taxes                            --              --
                              -----           -----
Net income (loss)               2.1%           (9.6)%

Three months ended March 31, 1999 compared to three months ended March 31, 1998

Net sales for the three months ended March 31, 1999 were $4.2 million, an increase of 6.1% over net sales of $4.0 million for the three months ended March 31, 1998. The increase in net sales resulted primarily from higher unit sales as the Company benefited from demand for turnkey studio design and integration projects, which incorporate the Company's audio products, technical studio cabinetry and specialized facilities engineering services. Net sales to customers within the United States for the first quarter of 1999 compared to the first quarter of 1998 were approximately 94% and 93%, respectively.

Gross margin was 40.7% and 28.7% for the three months ended March 31, 1999 and 1998, respectively. The increase in gross margin for the three months ended March 31, 1999 was primarily due to higher margins achieved from improved manufacturing efficiency as compared to the previous year's first quarter. The gross margin for the first quarter of 1998 reflected higher labor costs associated with production inefficiencies on certain large systems contracts.

General and administrative expenses increased 35.6% to $574,000 for the first three months of 1999 from $423,000 for the first three months of 1998. This increase is primarily due to salary and benefit related costs for added personnel as well as higher costs incurred for recruitment, legal and accounting services. In addition to the hiring of a new President in June 1998, during the first quarter of 1999, the Company added a director of human resources and a controller, two positions that did not exist one year ago. Although management believes that the majority of its hiring in the general and administrative area is complete, these expenses as a percentage of sales may vary in future periods.

Selling and marketing expenses decreased 12.2% to $570,000 for the first three months of 1999 from $650,000 for the first three months of 1998. This decrease is primarily due to a reduction in media relations and marketing expenses, partially offset by higher salary and benefit related costs due to sales staff additions. Management anticipates that additional sales and sales support personnel may be required to manage the activities associated with the Company's increased focus on systems integration and the increased number of value-added distributors, end-user customers and new products. In addition, although the timing and amount of spending for marketing activities may vary throughout the year, a significant portion of these expenses are recognized in the second and third fiscal quarters of the year due to attendance at industry trade shows.

Research and development expenses increased 2.9% to $306,000 for the first three months of 1999 from $298,000 for the first three months of 1998. In the first quarter of 1999, there were no software development costs incurred which were required to be capitalized in accordance with SFAS 86. In the first quarter of 1998, the Company capitalized $233,000 in software development costs. Management believes that continued investment in product development is critical to attaining its strategic objectives, and as a result, expects product development expenses to increase in absolute dollars.

Interest expense increased by $48,000 to $76,000 for the first three months of 1999 compared to $28,000 for the first three months of 1998. This increase is the result of higher average borrowings outstanding under the Company's bank line of credit and term loan agreements.

Due to the factors as described above, the Company reported net income of $90,000 for the first three months of 1999 compared to a net loss of $381,000 for the first three months of 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's recent working capital and capital expenditure requirements have been financed using the bank credit facility and term loan financing. Since the initial public offering in 1996, the Company has incurred significant product development costs and has hired personnel to support the Company's operations. Additionally, the Company has substantially increased its sales and customer support staff in order to broaden its domestic market presence and gain entry into foreign markets. As a result of these factors, the Company's internally generated cash flow has not been sufficient to finance operations.

As of March 31, 1999 and December 31, 1998, the Company was in violation of certain financial covenants with respect to the bank line of credit and term loan agreement. Specifically, due to net losses incurred, the Company's tangible net worth is below the minimum requirement of $2,400,000. Additionally, the Company does not meet certain financial ratios including a leverage ratio of not more than 2.5:1; a debt service coverage ratio of not less than 1.25:1; and a trading ratio of not less than 1.15:1. As a result of the covenant violations, the bank has notified the Company that it is in default of the loan agreements and elected to freeze the line of credit at $2,175,000 total outstanding principal. Furthermore, the entire balance of the bank term loan is reflected as a current liability.

As of March 31, 1999, the Company's principal source of liquidity is its planned cash flows from operations. Borrowings outstanding under the line of credit were $2,175,000 as of March 31, 1999, representing the maximum available borrowings against the line. The Company has a working capital deficit of $2,339,000 as of March 31, 1999 compared to a working capital deficit of $2,438,000 as of December 31, 1998.

Cash used in investing activities of $20,000 for the three months ended March 31, 1999 related to expenditures for capital equipment. The Company currently has no significant capital commitments to support its operating requirements for the next twelve months other than commitments under facilities and other operating leases.

As a result of the Company's past operating losses and liquidity pressures there is a risk that the Company may not have the ability to maintain its operations at its current levels or expand its market presence. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities to satisfy its business plan. In this regard, management is currently working with its bank to obtain a covenant waiver or forbearance agreement, and to renegotiate covenants and terms for its line of credit and term loan agreements. Management anticipates that its bank will make a determination by the end of the Company's second fiscal quarter of 1999. Although management believes that the covenant violations can be resolved on terms acceptable to the Company, there is no assurance that such resolution will occur. During this period, the Company will be solely dependent upon cash flows from operations for its working capital requirements. Management currently expects, and is operating under the assumption that its cash flows from operations will be sufficient to allow the Company to meet its obligations in the normal course of business. Management also believes that it may be necessary to seek additional debt or equity financing in addition to resolving the covenant violations with its bank agreements. The Company is currently investigating other forms of additional debt or equity financing. The sale of additional equity or convertible debt securities could result in dilution to existing shareholders. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company has experienced net losses in each of the last three fiscal years. There can be no assurance that the Company will be able to operate profitably on a quarterly or annual basis in the future or sustain such profitability when achieved. As of March 31, 1999 the Company had a working capital deficit of $2,339,000 and a shareholders' deficit of $191,000. As a result of net losses and the shareholders' deficit, the Company has been notified by its bank that it is in default for the failure to meet and maintain the financial covenants with respect to its bank line of credit and term loan agreements. In addition, based upon these financial results, the Company has fallen below the continued listing requirements of the American Stock Exchange. There can be no assurance that the Company will be able to maintain its listing.

The radio broadcast equipment market is competitive, and as such, the Company's growth is dependent upon its ability to develop a market presence with middle and small market broadcasters, broaden its product offerings, enhance its existing products and introduce new products on a timely basis. There can be no assurance that the Company will successfully expand its market presence and develop and bring new products to the market in a timely manner or that such products will be desired by the market. The Company's ability to pursue its business plan is dependent on its ability to maintain adequate financing.

The Company anticipates that it will continue efforts to expand into third party or indirect distribution channels. Sales from these channels generally result in lower gross margins.

The Company typically operates with a relatively small backlog. Customers generally order on an "as needed" basis and the Company normally ships products within a relatively short period of time after receipt of order. However, delays in shipment may occur due to customer-driven changes to specifications and delivery dates which are outside of the control of the Company. As a result, quarterly sales and operating results generally depend on the volume, timing and ability to fulfill orders received within the quarter, which are difficult to forecast. Additionally, quarterly sales and operating results may vary depending on the proportion of sales represented by large studio integration projects as a percentage of total sales in a quarterly period. Also, the Company is attempting to expand its sales into international markets, through third-party distributors and integrators. Accordingly, the Company is dependent on the efforts of these independent organizations to sell the Company's products. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if sales generated in the quarterly period do not meet the Company's forecast, operating results may be materially adversely affected.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculations or failures in the information systems and/or manufacturing equipment. Such instances could cause disruption of normal business activities. The Company has completed a review of its own products and believes they are Year 2000 compliant. These products are used in connection with other software programs, operating systems or hardware which may contain Year 2000 issues and disrupt the use of the Company's products. There can be no assurance that such disruption would not negatively impact costs and sales in future years.

The Company has completed a review and assessment of its major internal management information systems and believes they are Year 2000 compliant. The Company is in communication with its significant suppliers and customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. To date, the Company is not aware of any such suppliers or customers with a Year 2000 issue that could have a material adverse effect on the Company's business, financial condition and operating results. The Company could be adversely affected if its significant suppliers or customers are unable to complete their Year 2000 resolution in a timely fashion. The ultimate effect of non-compliance by these parties is not determinable. To date, costs related to Year 2000 issues have not been material.

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

               (b) Reports on Form 8-K - Other Events, restatement of earnings, filed March 29, 1999



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PACIFIC RESEARCH & ENGINEERING CORP.

                                    By /s/ Blake F. Clark
                                       -----------------------------------------
                                       Blake F. Clark
                                       Chief Financial Officer and
                                       Principal Accounting Officer

EXHIBIT INDEX

3.1     Articles of Incorporation of the Company(1)

3.2     Bylaws of the Company(1)

4.1     Warrant Agreement(1)

4.2     Warrant Certificate(1)

4.3     Stock Certificate(1)

4.4     Unit Certificate(1)

10.1    Lease Agreement dated May 9, 1995(1)

10.2 Sublease Agreement dated May 9, 1995 by and between the Registrant and Pacific Metal Fabricators(1)

10.3    Employment Contract by and between the Registrant and Jack Williams
        (1)(5)

10.6    Employment Contract by and between the Registrant and David Pollard
        (1)(5)

10.7    1996 Omnibus Stock Plan and form of Stock Option Agreement thereunder
        (1)(5)

10.8 Asset Purchase Agreement between the Registrant and Pacific Metal Fabricators, Inc.(1)

10.9    Employment Contract by and between the Registrant and Susan Dingethal
        (2)(5)

10.10   Employment Contract by and between the Registrant and Donald Naab(3)(5)

10.11   Lease Agreement dated December 19, 1997(3)

10.12 Line of Credit Facility by and between the Registrant and Union Bank dated March 11, 1998(3)

10.13 Line of Credit and Note Payable between the Registrant and Imperial Bank dated October 5, 1998(4)

27.1    Financial Data Schedule

----------------------------

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