Form 10QSB
period 1999-06-30
PACIFIC RESEARCH & ENGINEERING CORP
filed 1999-08-11
CIK 1007583

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,305,500 shares of Common Stock, No Par Value as of August 9, 1999

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                                         PAGE
                                                                                      ----
        ITEM 1:FINANCIAL STATEMENTS

               CONDENSED BALANCE SHEETS AS OF JUNE 30, 1999 AND
               DECEMBER 31, 1998                                                        3
               CONDENSED  STATEMENTS OF OPERATIONS  FOR THE THREE MONTHS ENDED
               JUNE 30, 1999 AND 1998                                                   4
               CONDENSED  STATEMENTS  OF  OPERATIONS  FOR THE SIX MONTHS ENDED          5
               JUNE 30, 1999 AND 1998
               CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
               JUNE 30, 1998 AND 1998                                                   6
               NOTES TO CONDENSED FINANCIAL STATEMENTS                                  7


        ITEM 2:MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                               10

PART II: OTHER INFORMATION

        ITEM 1:LEGAL PROCEEDINGS                                                       16

        ITEM 2:CHANGES IN SECURITIES AND USE OF PROCEEDS                               16

        ITEM 3:DEFAULTS UPON SENIOR SECURITIES                                         16

        ITEM 4:SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS                    16

        ITEM 5:OTHER INFORMATION                                                       16

        ITEM 6:EXHIBITS AND REPORTS ON FORM 8-K                                        16

PART I                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                            CONDENSED BALANCE SHEETS


                                                             June 30,           December 31,
                                                               1999                1998
                                                            -----------         -----------
                                                            (unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                                 $   161,956         $   320,656
  Accounts receivable, net of allowance
    for doubtful accounts of $75,000 in 1999
    and $65,000 in 1998                                         982,007           1,008,392
  Inventories                                                 2,192,790           2,614,447
  Prepaid expenses                                               55,608              34,144
                                                            -----------         -----------
        Total Current Assets                                  3,392,361           3,977,639
                                                            -----------         -----------

Property and equipment, net                                   1,053,842           1,164,343
Capitalized software development costs, net                     768,798             849,481
Deposits and other assets                                       125,174             142,856
                                                            -----------         -----------
                                                            $ 5,340,175         $ 6,134,319
                                                            ===========         ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                     $ 2,783,059         $ 2,450,457
  Customer advances                                             585,673           1,249,290
  Line of credit                                              2,175,000           2,109,247
  Notes payable to shareholder                                  100,000                  --
  Bank term loan payable                                        541,645             606,645
                                                            -----------         -----------
        Total Current Liabilities                             6,185,377           6,415,639
                                                            -----------         -----------

Commitments and Contingencies (Note 2)

Shareholders' Deficit:
  Common Stock, no par value, 25,000,000 authorized;
    2,305,500 issued and outstanding                          4,126,392           4,126,392
  Additional paid-in capital                                     52,325              52,325
  Accumulated deficit                                        (5,023,919)         (4,460,037)
                                                            -----------         -----------
        Total Shareholders' Deficit                            (845,202)           (281,320)
                                                            -----------         -----------
                                                            $ 5,340,175         $ 6,134,319
                                                            ===========         ===========



The accompanying notes are integral part of these condensed financial statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                 For the Three Months Ended
                                              -------------------------------
                                                June 30,            June 30,
                                                 1999                 1998
                                              -----------         -----------
Net sales                                     $ 3,154,342         $ 4,253,033
Cost of sales                                   2,102,950           3,064,748
                                              -----------         -----------
    Gross profit                                1,051,392           1,188,285
                                              -----------         -----------

Operating expenses:
    General and administrative                    541,288             516,309
    Selling and marketing                         666,193             716,173
    Research and development                      315,892             304,715
    Depreciation and amortization                 129,409              98,944
                                              -----------         -----------
           Total operating expenses             1,652,782           1,636,141
                                              -----------         -----------
    Operating loss                               (601,390)           (447,856)
                                              -----------         -----------

Other income (expense):
    Interest                                      (50,289)            (42,508)
    Other, net                                     (1,652)             84,026
                                              -----------         -----------
                                                  (51,941)             41,518
                                              -----------         -----------

        Loss before income tax expense           (653,331)           (406,338)

Income tax expense                                   (800)                 --
                                              -----------         -----------

    Net loss                                  $  (654,131)        $  (406,338)
                                              ===========         ===========


Net loss per common share:
    Basic                                     $     (0.28)        $     (0.18)
    Diluted                                   $     (0.28)        $     (0.18)

Weighted average common shares:
    Basic                                       2,305,500           2,305,500
    Diluted                                     2,305,500           2,305,500



The accompanying notes are integral part of these condensed financial statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                  For the Six Months Ended
                                              -------------------------------
                                                June 30,            June 30,
                                                 1999                1998
                                              -----------         -----------
Net sales                                     $ 7,386,996           8,240,814
Cost of sales                                   4,610,537           5,908,351
                                              -----------         -----------
    Gross profit                                2,776,459           2,332,463
                                              -----------         -----------

Operating expenses:
    General and administrative                  1,115,086             939,306
    Selling and marketing                       1,236,642           1,366,408
    Research and development                      622,290             602,494
    Depreciation and amortization                 236,356             197,808
                                              -----------         -----------
           Total operating expenses             3,210,374           3,106,016
                                              -----------         -----------
    Operating loss                               (433,915)           (773,553)
                                              -----------         -----------

Other income (expense):
    Interest                                     (126,702)            (70,928)
    Other, net                                     (2,465)             57,699
                                              -----------         -----------
                                                 (129,167)            (13,229)
                                              -----------         -----------

        Loss before income tax expense           (563,082)           (786,782)

Income tax expense                                   (800)               (800)
                                              -----------         -----------

    Net loss                                  $  (563,882)        $  (787,582)
                                              ===========         ===========


Net loss per common share:
    Basic                                     $     (0.24)        $     (0.34)
    Diluted                                   $     (0.24)        $     (0.34)

Weighted average common shares:
    Basic                                       2,305,500           2,305,500
    Diluted                                     2,305,500           2,305,500



The accompanying notes are integral part of these condensed financial statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                               For the Six Months Ended
                                                            -------------------------------
                                                             June 30,            June 30,
                                                               1999                1998
                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $  (563,882)        $  (787,582)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                               236,356             197,808
    Change in unrealized loss on sale of
       investment in securities                                      --             (16,362)
    Loss on sale of assets                                        1,513                  --
    Changes in operating assets and liabilities:
      Accounts receivable                                        26,385          (1,038,284)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                            --             456,139
      Inventories                                               421,657             776,375
      Prepaid expenses                                          (21,464)             (8,167)
      Deposits and other assets                                  18,282            (205,823)
      Accounts payable and accrued expenses                     332,602             532,277
      Customer advances                                        (663,617)           (444,662)
                                                            -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                          (212,168)           (538,281)
                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                           (47,285)           (283,574)
  Proceeds from sale of investments in securities                    --             183,175
  Increase in capitalized software                                   --            (222,720)
                                                            -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                           (47,285)           (323,119)
                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                     --              50,356
  Net borrowings on line of credit                               65,753             124,342
  Borrowings under bank term loan                                    --             750,000
  Borrowings under notes payable to shareholder                 100,000                  --
  Payments on bank term loan                                    (65,000)            (62,798)
                                                            -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       100,753             861,900
                                                            -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (158,700)                500
Cash and cash equivalents, beginning of period                  320,656                  --
                                                            -----------         -----------
Cash and cash equivalents, end of period                    $   161,956         $       500
                                                            ===========         ===========



The accompanying notes are integral part of these condensed financial statements

                   PACIFIC RESEARCH & ENGINEERING CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The condensed interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting of normal recurring entries) which are necessary for a fair and accurate presentation of financial position at June 30, 1999 and the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. Interim results are not necessarily indicative of those to be expected for the full year.

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


2.      PLAN OF MERGER, BUSINESS RISKS AND COMMITMENTS

        Plan of Merger

        On August 2, 1999, the Company announced that it entered into an Agreement and Plan of Merger to be acquired by Harris Corporation ("Harris") pursuant to a cash tender offer (the "Tender Offer") for an aggregate value of approximately $9.5 million, including the assumption of debt. Pursuant to the terms of the transaction, a subsidiary of Harris has commenced a cash tender offer for 100% of the outstanding shares of Common Stock of the Company at a price of $2.35 per share, all outstanding publicly-traded warrants at a price of $0.15 per warrant, and certain other warrants at a price of $0.15 per each common share underlying such warrants. The board of directors of each company has unanimously approved the transaction.

        Directors and executive officers of the Company that hold shares, including the Company's principal shareholder, have agreed to support the transaction and to tender their shares pursuant to agreements with Harris. The Company also entered into a Stock Option Agreement with Harris pursuant to which the Company has granted Harris an irrevocable option to purchase from time to time up to 461,099 authorized and unissued shares of Common Stock (19.9% of total outstanding shares), at a price of $2.35 per share. The Tender Offer is contingent upon customary conditions, including the tender of at least 90 percent of the Company's outstanding capital stock. The Tender Offer commenced on or about August 9, 1999 and the acquisition is expected to close in September, 1999, unless the offer is extended. After the tender is completed, all non-tendered shares will be converted through a merger into the right to receive $2.35 per share in cash. Harris will finance the transaction with cash on hand. The transaction with Harris is subject to a number of conditions and there can be no assurance that the transaction will be completed on a timely basis, or at all.

        Business Risks

        The Company has incurred net losses and negative cash flows from operations for each of the last three fiscal years ended December 31, 1998, 1997 and 1996 as well as the second quarter and first six months of 1999. As of June 30, 1999, the Company has a working capital deficit of $2,793,000 and a shareholders' deficit of $845,000. Additionally, the Company is in default of certain financial covenants under its line of credit and term loan agreements and the Company's bank has elected to freeze the line of credit at $2,175,000 total outstanding principal. Furthermore, due to the covenant violations, the loans under both the agreements are potentially callable by the bank. As such, the entire outstanding balances of both the line of credit and the term loan are reflected in current liabilities.

        In May 1999, the bank increased the interest rate on the total outstanding borrowings to the bank's prime rate plus 2.25 percent. Between June 1999 and July 1999, the Company borrowed $240,000 in the form of promissory notes payable to its founder, shareholder and chairman of the Company's board of directors (the "Shareholder Notes").

        As of August 9, 1999, the Company remains in default of certain of its financial covenants and continues to operate with its existing line of credit frozen at $2,175,000 total principal outstanding. Based on current discussions with the bank, management has agreed to work towards a plan of exit with the bank whereby all outstanding bank borrowings will be paid in full upon maturity of the line of credit on October 4, 1999. Management is seeking to raise the appropriate funds necessary to pay off the bank before the expiration of the existing line of credit, however, there can be no assurance that such financing will be obtained. During this period, the Company will continue to be solely dependent upon cash flows from operations for its working capital requirements. Management currently expects, and is operating under the assumption that its cash flows from operations as well as the funds received from the Shareholder Notes will be sufficient to allow the Company to meet its obligations in the normal course of business. There can be no assurance that cash flows from operations and funds received from the Shareholder Notes will be sufficient or that additional financing, if necessary, will be available on terms acceptable to the Company, if at all (see "Plan of Merger").

        The Company's current financial condition and uncertainties as described above, raise doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        Commitments

        The Company currently has a commitment to purchase an aircraft at an estimated cost of $1,600,000, payable upon delivery in 2001.


3.      LINE OF CREDIT AND BANK TERM LOAN

        Borrowings outstanding under the line of credit and bank term loan bear interest at the bank's prime lending rate plus 2.25% (10% at June 30, 1999) and are secured by substantially all of the Company's assets. The line of credit expires in October 1999. The term loan is payable in consecutive monthly installments of $10,833 plus interest. As of December 31, 1998 and June 30, 1999, the Company was in violation of certain of the financial covenants under these loan agreements, and the amount available under the line has been frozen by the bank at the amount outstanding as of March 31, 1999. Management has agreed to work towards a plan of exit with the bank whereby all outstanding bank borrowings be paid in full upon maturity of the line of credit on October 4, 1999. The Company is seeking to raise the appropriate funds to pay off the bank within the time frame provided by the bank, however, there is no assurance that such financing will be obtained. As a result of the covenant violations, the entire balance of the term loan is reflected in current liabilities (see Note 2 "Plan of Merger").

4.      INVENTORIES

        Inventories consist of:

                                June 30,        December 31,
                                  1999              1998
                               ----------        ----------
                              (unaudited)
        Raw materials          $1,133,587        $1,005,585
        Work-in-process           236,165           352,171
        Finished goods            823,038         1,256,691
                               ----------        ----------
                               $2,192,790        $2,614,447
                               ==========        ==========



5.      NET LOSS PER COMMON SHARE

        The computation of basic net loss per common share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share includes any dilutive effects of outstanding stock options and warrants. Due to the net losses reported for the three and six month periods ending June 30, 1999 and 1998, the effect of stock options and warrants outstanding has been excluded from the diluted earnings per share calculation as their inclusion would be anti-dilutive.


6.      SUPPLEMENTAL CASH FLOW INFORMATION

                               Six Months      Six Months
                                 Ended            Ended
                              June 30, 1999   June 30, 1998
                              -------------   -------------
                               (unaudited)     (unaudited)
        Cash paid for:
            Interest            $124,081        $ 73,440
            Income taxes        $    800        $ 40,000


7.      SEGMENT INFORMATION

        The Company operates in one industry segment: the design, manufacture, marketing and support of high quality broadcast products for use in radio broadcast studios. The Company has no operations or assets located outside of the United States. Export sales represented less than 10% of net sales in the three and six month periods ending June 30, 1999 and 1998. One customer represented approximately 15% and 14% of net sales for the three and six-month periods ended June 30, 1998, respectively.


8.      RELATED PARTY TRANSACTION

        As of June 30, 1999, the Company had borrowed $100,000 in the form of promissory notes payable to its founder, shareholder and chairman of the Company's board of directors (the "Shareholder Notes"). During July 1999, the Company borrowed an additional $140,000 from the founder and shareholder. As of August 9, 1999, the outstanding principal amount of the Shareholder Notes totaled $240,000. The principal balance of the Shareholder Notes is payable on demand and bears interest at 9%. As of August 9, 1999, there has been no demand for payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information - General

        The following discussion should be read in conjunction with the condensed financial statements and related condensed notes included elsewhere herein. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Statements used in this discussion that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements include the words "anticipates," "believe," "expect," "intends," "future," "may," "planned," "will," and similar expressions including statements regarding the Company's acquisition by Harris Corporation, future personnel levels, investment in product development, potential sources of liquidity, and sufficiency of cash flows from operations to meet obligations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated including those set forth under "Factors That May Affect Future Results" included in the Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements or to reflect events or circumstances that may arise after the date hereof.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales represented by certain items in the Company's condensed statements of operations for the periods indicated:


                                           Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,
                                           --------------------          --------------------
                                            1999           1998           1999          1998
                                           -----          -----          -----          -----
                                         (unaudited)    (unaudited)   (unaudited)     (unaudited)
Net sales                                  100.0%         100.0%         100.0%         100.0%
Cost of sales                               66.7%          72.1%          62.4%          71.7%
                                           -----          -----          -----          -----
Gross profit                                33.3%          27.9%          37.6%          28.3%

Expenses:
General and administrative                  17.2%          12.1%          15.1%          11.4%
Selling and marketing                       21.1%          16.8%          16.8%          16.6%
Research and engineering                    10.0%           7.2%           8.4%           7.3%
Depreciation and  amortization 4.1%          2.3%           3.2%           2.4%
                                           -----          -----          -----          -----
Total operating expenses                    52.4%          38.4%          43.5%          37.7%

Operating loss                             (19.1%)        (10.5%)         (5.9%)         (9.4%)
                                           -----          -----          -----          -----
Other income (expenses):
Interest                                    (1.6%)         (1.0%)         (1.7%)         (0.9%)
Other                                        0.0%           0.0%           0.0%           0.7%
                                           -----          -----          -----          -----
Total other income (expense)                (1.6%)         (1.0%)         (1.7%)         (0.2%)

Loss  before income taxes                  (20.7%)         (9.5%)         (7.6%)         (9.6%)

Provision for income taxes                   0.0%           0.0%           0.0%           0.0%
                                           -----          -----          -----          -----

Net loss                                   (20.7%)         (9.5%)         (7.6%)         (9.6%)
                                           =====          =====          =====          =====

Three months ended June 30, 1999 compared to three months ended June 30, 1998

Net sales decreased 25.8% to $3,154,000 for the three months ended June 30, 1999 compared to $4,253,000 for the three months ended June 30, 1998. The decrease was largely attributable to an overall reduction in the number of large radio studio system projects from the prior period including one customer project that accounted for $649,000 of sales in the first quarter of 1998. Audio console unit sales increased for the period while average selling prices declined due to increased sales of the AirWave Digital console (that carries a lower average selling price than other consoles) offset by lower unit sales of the Integrity and BMX class consoles. Cabinetry and custom engineering products and services declined commensurate with the lower number of radio studio system projects in the second quarter. Net sales to customers within the United States for the second quarter of 1999 compared to the second quarter of 1998 were approximately 91% and 97%, respectively.

Gross margin was 33.3% and 27.9% for the three months ended June 30, 1999 and 1998, respectively. The increase in gross margin was primarily due to improved manufacturing labor efficiency as compared to the previous year's second quarter.

General and administrative expenses increased 4.8% to $541,000 for the three months ended June 30, 1999 from $516,000 for the comparable period of 1998. This increase is primarily due the hiring of certain senior level employees and higher costs incurred for professional services. Although management believes that the majority of its hiring in the general and administrative area is complete, these expenses as a percentage of sales may vary in future periods.

Selling and marketing expenses decreased 7.0% to $666,000 for the three months ended June 30, 1999 from $716,000 for the three months ended June 30, 1998. This decrease is primarily due to reduced spending for media relations and advertising, partially offset by higher salary and benefit related costs due to sales staff additions. During the quarter, the Company expensed approximately $235,000 in marketing costs associated with attendance at the National Association of Broadcasters industry trade show held in April 1999. Management anticipates that it will add sales and sales support personnel during the third quarter of 1999 to support activities associated with the Company's increased focus on systems integration and the increased number of value-added distributors, end-user customers and new products.

Research and development expenses were $316,000 for the three months ended June 30, 1999 compared to $305,000 for the three months ended June 30, 1998. Spending for new product development activities were approximately $73,000 during the second quarter. There were no software development costs incurred that required capitalization in accordance with SFAS 86 for the second quarter of 1999 and 1998.

Interest expense was $50,000 for the three months ended June 30, 1999 compared to $43,000 for the three months ended June 30, 1998. This increase is the result of higher average borrowings outstanding under the Company's bank line of credit and term loan agreements as well as an increase in the interest rate on outstanding borrowings effective May 1, 1999.

Due to the factors as described above, the Company reported a net loss of $654,000 for the three months ended June 30, 1999 compared to a net loss of $406,000 for the three months ended June 30, 1998.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

Net sales decreased 10.4% to $7,387,000 for the six months ended June 30, 1999 compared to $8,241,000 for the six months ended June 30, 1998. The decrease was largely attributable to an overall reduction in the number of large radio studio system projects from the prior period including one customer project that accounted for $1,133,000 of sales in the first six months of 1998. Unit sales of the Company's audio console products increased in the aggregate from the prior period due to the introduction of the AirWave Digital Console in December 1998. The increase in sales associated with the AirWave Digital Console was partially offset by a decrease in sales of the Integrity digital computer-controlled console. Sales of custom studio cabinetry, specialized audio broadcast products (design for use in conjunction with the cabinetry) and custom engineering services decreased due to the single customer project from the prior period. Net sales to customers within the United States for the second quarter of 1999 compared to the second quarter of 1998 were approximately 93% and 96%, respectively.

Gross margin was 37.6% and 28.3% for the six months ended June 30, 1999 and 1998, respectively. The increase in gross margin was primarily due to a modest shift in product mix to higher margin products, improved manufacturing efficiencies and, to a lesser extent, cost reduction actions.

General and administrative expenses increased 18.7% to $1,115,000 for the six months ended June 30, 1999 from $939,000 for the comparable period of 1998. This increase is primarily the result of hiring additional employees and higher costs incurred for professional services. As a percentage of sales, these expenses increased to 15.1% for the first half of 1999 from 11.4% for the comparable period in 1998. Management believes that these expenses, as a percentage of sales, may vary in future periods due to the relatively fixed nature of these costs.

Selling and marketing expenses decreased 9.4% to $1,237,000 for the six months ended June 30, 1999 from $1,366,000 for the six months ended June 30, 1998. This decrease is primarily due to reduced spending for media relations and advertising, partially offset by higher personnel costs and trade show expenditures. Management anticipates that it will add sales and sales support personnel during the third quarter of 1999 to support activities associated with the Company's increased focus on systems integration and the increased number of value-added distributors, end-user customers and new products.

Research and development expenses were $622,000 for the six months ended June 30, 1999 compared to $602,000 for the six months ended June 30, 1998. During the first half of 1999, all product development costs have been expensed as incurred. During the first half of 1998, approximately $223,000 of costs related to software development were capitalized in accordance with SFAS 86.

Interest expense was $127,000 for the six months ended June 30, 1999 compared to $71,000 for the six months ended June 30, 1998. This increase is the result of higher average borrowings outstanding under the Company's bank line of credit and term loan agreements and, to a lesser extent, an increase in the interest rate on outstanding borrowings effective May 1, 1999.

Due to the factors as described above, the Company reported a net loss of $564,000 for the six months ended June 30, 1999 compared to a net loss of $788,000 for the six months ended June 30, 1998


LIQUIDITY AND CAPITAL RESOURCES

On August 2, 1999, the Company announced that it entered into an Agreement and Plan of Merger to be acquired by Harris Corporation ("Harris") pursuant to a cash tender offer (the "Tender Offer") for an aggregate value of approximately $9.5 million, including the assumption of debt. Pursuant to the terms of the transaction, a subsidiary of Harris has commenced a cash tender offer for 100% of the outstanding shares of Common Stock of the Company at a price of $2.35 per share, all outstanding publicly-traded warrants at a price of $0.15 per warrant, and certain other warrants at a price of $0.15 per each common share underlying such warrants. The board of directors of each company has unanimously approved the transaction.

Directors and executive officers of the Company that hold shares, including the Company's principal shareholder, have agreed to support the transaction and to tender their shares pursuant to agreements with Harris. The Company also entered into a Stock Option Agreement with Harris pursuant to which the Company has granted Harris an irrevocable option to purchase from time to time up to 461,099 authorized and unissued shares of Common Stock (19.9% of total outstanding shares), at a price of $2.35 per share. The Tender Offer is contingent upon customary conditions, including the tender of at least 90 percent of the Company's outstanding capital stock. The Tender Offer commenced on or about August 9, 1999 and the acquisition is expected to close in September, 1999, unless the offer is extended. After the tender is completed, all non-tendered shares will be converted through a merger into the right to receive $2.35 per share in cash. Harris will finance the transaction with cash on hand.
The transaction with Harris is subject to a number of conditions and there can be no assurance that the transaction will be completed on a timely basis, or at all.

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

As of June 30, 1999 and December 31, 1998, the Company was in violation of certain financial covenants with respect to the bank line of credit and term loan agreement. Specifically, due to net losses incurred, the Company's tangible net worth is below the minimum requirement of $2,400,000. Additionally, the Company does not meet certain financial ratios including a leverage ratio of not more than 2.5:1; a debt service coverage ratio of not less than 1.25:1; and a trading ratio of not less than 1.15:1. As a result of the covenant violations, the bank has notified the Company that it is in default of the loan agreements and elected to freeze the line of credit at $2,175,000 total outstanding principal. Furthermore, the entire balance of the bank term loan is reflected as a current liability.

Due to the restrictions from borrowing additional funds under the bank line of credit, the Company's principal source of liquidity is its planned cash flows from operations. Borrowings outstanding under the line of credit were $2,175,000 as of June 30, 1999, representing the maximum available borrowings against the line. The Company's working capital deficit position has increased $454,000 from the three months period ended March 31, 1999. The Company has a working capital deficit of $2,793,000 as of June 30, 1999 compared to a working capital deficit of $2,438,000 as of December 31, 1998. For the quarter ended June 30, 1999, the Company satisfied its working capital and capital expenditure requirements primarily through reductions in accounts receivable levels, extension of trade payable days outstanding levels and shareholder loans (see also "Factors That May Affect Future Results" included elsewhere herein).

Cash used in investing activities of $47,000 for the six months ended June 30, 1999 related to expenditures for capital equipment. The Company currently has no significant capital commitments to support its operating requirements for the next twelve months other than commitments under facilities and other operating leases.

In June 1999, the Company borrowed $100,000 in the form of promissory notes payable to the Chief Executive Officer of the Company, Chairman of the board of directors and shareholder. The principal balance is payable on demand and bears interest at 9%. In July 1999, the Company borrowed an additional $140,000 from the same executive officer and director at similar terms. As of August 9, 1999, the outstanding principal amount of the promissory notes totaled $240,000. As of August 9, 1999, there has been no demand or payment.

As a result of the Company's past operating losses and liquidity pressures there is a risk that the Company may not have the ability to maintain its operations at its current levels or expand its market presence. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities to satisfy its business plan. In this regard, management is currently working with its bank to obtain a covenant waiver or forbearance agreement, and to renegotiate covenants and terms for its line of credit and term loan agreements. As of August 9, 1999, the bank has not waived said covenant violations and, instead, has elected to freeze the line of credit at $2,175,000 outstanding principal and request that the Company work towards a plan of exit to repay all outstanding bank borrowings upon maturity of the line of credit on October 4, 1999. As a result, the Company will be solely dependent upon cash flows from operations for its working capital requirements. Management currently expects, and is operating under the assumption that its cash flows from operations as well as the funds received from the Shareholder Notes will be sufficient to allow the Company to meet its obligations in the normal course of business. Management is seeking to raise the appropriate funds to pay off the bank within the time frame provided, however, there is no assurance that such financing will be obtained. The sale of additional equity or convertible debt securities could result in dilution to existing shareholders. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all (see discussion of the Agreement and Plan of Merger above).

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company has experienced net losses in each of the last three fiscal years as well as the second quarter and first six months of 1999. There can be no assurance that the Company will be able to operate profitably on a quarterly or annual basis in the future or sustain such profitability when achieved. As of June 30, 1999 the Company had a working capital deficit of $2,793,000 and a shareholders' deficit of $845,000. As a result of net losses and the shareholders' deficit, the Company has been notified by its bank that it is in default for the failure to meet and maintain the financial covenants with respect to its bank line of credit and term loan agreements. In addition, based upon these financial results, the Company has fallen below the continued listing requirements of the American Stock Exchange. There can be no assurance that the Company will be able to maintain its listing.

The Company is currently operating without access to a working capital line of credit and is solely dependent upon cash flows from operations to sustain its activities. To satisfy it working capital requirements the Company has extended its trade payables days outstanding with vendors and suppliers. There can be no assurance that the vendors and suppliers will continue to provide product and services to the Company on a credit basis or that the vendors and suppliers will not begin to require cash in advance payments or send the Company to collection services for payment of outstanding amounts. Such events would negatively impact the Company's ability to fulfill its customer orders.

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

PART II                         OTHER INFORMATION


ITEM    1.     LEGAL PROCEEDINGS
                      None.

ITEM    2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
                      None.

ITEM    3.     DEFAULTS UPON SENIOR SECURITIES
                      None.

ITEM    4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                      None

ITEM    5.     OTHER INFORMATION
                      None.

ITEM    6.     EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits.

               The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

               (b) Reports on Form 8-K - Other Events, change in accountants, filed May 10, 1999








SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PACIFIC RESEARCH & ENGINEERING CORP.

Dated:  August 11, 1999             By /s/ Blake F. Clark
                                       ---------------------------------
                                       Blake F. Clark
                                       Chief Financial Officer and Principal
                                       Accounting Officer

EXHIBIT INDEX


2.1.1   Agreement and Plan of Merger, dated August 2, 1999, by and among Harris
        Corporation, Space Coast Merger Corp., and Pacific Research &
        Engineering Corporation (6)
3.1     Articles of Incorporation of the Company (1)
3.2     Bylaws of the Company (1)
4.1     Warrant Agreement (1)
4.2     Warrant Certificate (1)
4.3     Stock Certificate (1)
4.4     Unit Certificate (1)
10.1    Lease Agreement dated May 9, 1995 (1)
10.2    Sublease Agreement dated May 9, 1995 by and between the Registrant and
        Pacific Metal Fabricators (1)
10.3    Employment Contract by and between the Registrant and Jack Williams
        (1)(5)
10.6    Employment Contract by and between the Registrant and David Pollard
        (1)(5)
10.7    1996 Omnibus Stock Plan and form of Stock Option Agreement thereunder
        (1)(5)
10.8    Asset Purchase Agreement between the Registrant and Pacific Metal
        Fabricators, Inc. (1)
10.9    Employment Contract by and between the Registrant and Susan Dingethal
        (2)(5)
10.10   Employment Contract by and between the Registrant and Donald Naab (3)(5)
10.11   Lease Agreement dated December 19, 1997 (3)
10.12 Line of Credit Facility by and between the Registrant and Union Bank dated March 11, 1998 (3)
10.13 Line of Credit and Note Payable between the Registrant and Imperial Bank dated October 5, 1998 (4)
10.14 Amendment to Employment Contract by and between the Registrant and Donald Naab (5)
10.15   Employment Contract by and between the Registrant and Blake Clark (5)
10.16   Amendment to Employment Contract by and between the Registrant and Blake
        Clark (5)
10.17   Aircraft Purchase and Sale Agreement dated December 18, 1996


27.1    Financial Data Schedule


(1) Previously filed as an exhibit to the Company's Form SB-2, file no. 333-858-LA, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Form 10-QSB, September 30, 1997, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Form 10-QSB, June 30, 1998, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Form 10-QSB, September 30, 1998, and incorporated herein by reference.
(5)     Executive Compensation Plans and Agreements.
(6) Incorporated by reference from Harris Corporation's Schedule 14D-1 filed with the SEC on August 9, 1999.